Form 10-Q
period 2022-03-31
Spree Acquisition Corp. 1 Ltd
filed 2022-05-16
CIK 1881462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41172

Spree Acquisition Corp. 1 Limited
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

94 Yigal Alon, Building B, 31st floor, Tel Aviv, 6789139, Israel
(Address of Principal Executive Offices, including zip code)

+972-50-731-0810
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 13, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SPREE ACQUISITION CORP. 1 LIMITED

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “the company” or “our company” are to Spree Acquisition Corp. 1 Limited, a Cayman Islands exempted company

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“Extension Period” are to any of the following extension periods beyond the 15-month anniversary of the closing date of our initial public offering during which we may consummate an initial business combination: (a) an additional three month period (for a total of 18 months following the closing of the IPO) if we have filed (i) a Current Report on Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within the initial 15-month period, (b) up to two instances of an additional three months per instance for a total of up to 18 months or 21 months, respectively, following the IPO, if we deposit into the trust account for each three month extension an amount equal to $0.10 per unit, or (c) any additional period as a result of a shareholder vote to amend our amended and restated memorandum and articles of association.

●	“founders shares” are to our 5,000,000 Class B ordinary shares, in the aggregate, initially purchased in a private placement, and not surrendered, by our sponsor and the Class A ordinary shares that will be issued upon the automatic conversion of those Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Spree Operandi U.S. LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on December 20, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“ordinary shares” are to Class A ordinary shares and/or Class B ordinary shares.

●	“private shares” are to the Class A ordinary shares included in the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private units” are to the 945,715 units (consisting of 945,715 private shares and 472,858 private warrants) that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private warrants” are to the warrants contained within the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our IPO or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission.

●

“sponsor” are to Spree Operandi, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Spree Operandi U.S. LP, a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“units” are to the public units that we sold in our IPO and private units that we sold to our sponsor, in each case at a price of $10.00 per unit, and which consist of one Class A ordinary share and one-half (1/2) of one warrant per unit;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 31, 2022.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q, including statements in “Part 1— Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I— Item 1A. Risk Factors” in the 2021 Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022, AND FOR THE THREE MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	803	1,011
Related party receivable	15	15
Prepaid expenses	382	368
TOTAL CURRENT ASSETS	1,200	1,394

Cash and cash equivalents held in Trust Account	204,013	204,000
Prepaid expenses	260	351
TOTAL ASSETS	205,473	205,745

Liabilities and shares subject to possible redemption net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses	115	97
TOTAL CURRENT LIABILITIES	115	97

NON-CURRENT LIABILITY:
Deferred underwriting compensation	9,000	9,000
TOTAL LIABILITIES	9,115	9,097

COMMITMENTS AND CONTINGENCIES (Note 6)

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 20,000,000 shares at March 31, 2022 and December 31, 2021, respectively, at a redemption value of $10.20 per share	204,000	204,000

CAPITAL DEFICIENCY:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 945,715 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 5,000,000 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022	-	-
Additional paid-in capital	-	-
Accumulated deficit	(7,642)	(7,352)
TOTAL CAPITAL DEFICIENCY	(7,642)	(7,352)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY	205,473	205,745

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

Three months ended March 31, 2022
U.S. Dollars in thousands Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	13
OPERATING EXPENSES	(303)
NET LOSS FOR THE PERIOD	(290)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	20,000,000
BASIC AND DILUTED LOSS PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 4	(0.01)

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5,945,715
BASIC AND DILUTED LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 4	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares			Additional
	Number of shares	Par value	Number of shares	Par value		paid-in capital	Accumulated deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT DECEMBER 31, 2021	945,715	*	5,031,250	*		-	(7,352)	(7,352)
forfeiture of Class B ordinary shares (note 3)	-	-	(31,250)	(*	)	-	-	(* )
Net loss for the period	-	-	-	-		-	(290)	(290)
BALANCE AT MARCH 31, 2022	945,715	*	5,000,000	*		-	(7,642)	(7,642)

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three months ended March 31, 2022
U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(290)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	77
Increase in accrued expenses	18
95
Net cash used in operating activities	(195)

DECREASE IN CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT	(195)
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT BEGINNING OF THE PERIOD	205,011
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	204,816

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	803
Cash and cash equivalents held in trust account	204,013
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	204,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

All activity for the period from August 6, 2021 (inception) through March 31, 2022 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company generates income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 1(b)).

The Company has selected December 31 as its fiscal year end.

b.	Sponsor and Financing

The Company’s sponsor is Spree Operandi, LP, a Cayman Islands exempted limited partnership, which formed a wholly owned subsidiary, Spree Operandi U.S. LP, a Delaware limited partnership, for purposes of holding securities of the Company (collectively, the parent company and subsidiary, the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on December 15, 2021. The initial stage of the Company’s Public Offering— the sale of 20,000,000 Units at a price of $10 per Unit or $200 million in the aggregate — closed on December 20, 2021. In addition, the Sponsor purchased in a private placement that closed concurrently with the Public Offering (the “Private Placement”) an aggregate of 945,715 private Units (see also note 3) (the “Private Units”) at a price of $10 per Private Unit, or $9,457,150 in the aggregate. Upon those closings, $204 million was placed in a trust account (the “Trust Account”) (see also note 1(c) below). Out of the $204 million placed in the trust account, $200 million was derived from the gross proceeds of the Public Offering, inclusive of the partial exercise of the over-allotment option by the underwriter, and an additional $4 million was derived from the proceeds invested by the Company’s Sponsor in the Private Placement, for the benefit of the public. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering and the Private Placement.

c.	The Trust Account

The proceeds held in the Trust Account are invested only in specified U.S. government treasury bills or in specified money market funds registered under the Investment Company Act and compliant with Rule 2a-7. Unless and until the Company completes the Business Combination, it may pay its expenses only from the net proceeds of the Private Placement held outside of the Trust Account. The balance outside the Trust Account as of March 31, 2022 was approximately $0.8 million.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.):

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares (as described in note 3) held by them if the Company fails to complete the initial Business Combination within 15 months or during any extension period following the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors or officers acquire any Class A ordinary shares, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Business Combination within the prescribed time period.

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

f.	Emerging Growth Company

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

The financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter – U.S. GAAP) and the regulations of the Securities Exchange Commission (hereafter – SEC). The significant accounting policies used in the preparation of the financial statement are as follows:

a.	Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q.

Certain disclosures included in the financial statements as of, and for the period from August 6, 2021 to December 31, 2021, have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements.

b.	Use of estimates in the preparation of financial statement

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

c.	Earnings (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed by dividing net loss attributable to holders of ordinary shares of the Company, by the weighted average number of ordinary shares outstanding for the reporting period.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (cont.):

In computing the Company’s diluted earnings per share, the denominator for diluted earnings per share is a computation of the weighted-average number of ordinary shares and the potential dilutive ordinary shares outstanding during the period.

d.	Fair value measurement

Fair value is based on the price that would be received from the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

e.	Income tax

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (cont.):

f.	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statement.

NOTE 3 – CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the Public Offering, as of March 31, 2022, the Company issued and sold an aggregate of 20,000,000 Class A ordinary shares as part of the Units sold in the transaction. The Units (which also included Warrants) were sold at a price of $10 per Unit, for aggregate consideration of $200 million in the Public Offering. The Sponsor purchased an aggregate of 945,715 private shares as part of the Private Units (which also included private warrants) sold in the Private Placement at a price of $10 per Private Unit, or $9,457,150 in the aggregate.

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

The Company is authorized to issue up to 5,000,000 preference shares of $0.0001 par value each. As of March 31, 2022, the Company has no preference shares issued and outstanding.

NOTE 4 – LOSS PER SHARE:

a.	Basic

As of March 31, 2021, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – LOSS PER SHARE (cont.):

Earnings or losses are shared pro rata between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended March 31, 2022 as follows:

Three months ended March 31, 2022
U.S. dollars in thousands (except share data)
Loss attributable to redeemable Class A ordinary shareholders	(220)
Weighted average of Class A ordinary shares subject to possible redemption	20,000,000
Basic and diluted loss per Class A ordinary share subject to possible redemption	(0.01)
Loss attributable to non-redeemable Class A and Class B ordinary shareholders	(70)
Weighted average of non-redeemable Class A and Class B ordinary shares	5,945,715
Basic and diluted loss per non-redeemable Class A and Class B ordinary shares	(0.01)

b.	Diluted

As of March 31, 2022, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS:

On August 22, 2021, the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the Public Offering and will continue until the earlier of (i) the consummation of the Company’s Business Combination, or (ii) the Company’s liquidation.

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

The Deferred Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of March 31, 2022, as management has deemed the consummation of a Business Combination to be probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the period from August 6, 2021 (inception) to, December 31, 2021, included in the 2021 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the 2021 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in December 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us. We intend to effectuate our initial business combination using (i) cash from the proceeds of our initial public offering and the private placement of the private warrants, (ii) cash from a new financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, and/or (iv) issuance of shares to target company shareholders.

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

As indicated in the accompanying financial statements, at March 31, 2022 and December 31, 2021, we had $803,000 and $1,011,000 of cash, and $1,085,000 and $1,297,000 of working capital, respectively. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination or a related capital-raise will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities and preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the March 31, 2022 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in December 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Liquidity and Capital Resources

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management expects that the proceeds of our initial public offering, together with proceeds from additional loans from our sponsor, if necessary (as described below), will suffice to cover our working capital needs until our initial business combination. We cannot assure you that our plans to consummate or to finance (if necessary) an initial business combination will be successful.

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note under which we had initially borrowed $199,598 prior to the consummation of our initial public offering. The total balance owed under the note was repaid in full upon the consummation of our initial public offering, and as of March 31, 2022, no amounts remained outstanding under that note.

Subsequent to our initial public offering, our working capital needs have been satisfied primarily by the approximately $1,100,000 available to us initially outside our trust account (from the private placement of private units consummated simultaneously with our initial public offering).

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $600,000, directors and officers liability insurance premiums of approximately $750,000 and underwriting commissions of $4,000,000 (but excluding a deferred underwriting fee of $9,000,000 that will be payable to the representative of the underwriters as a deferred underwriting fee at the time of (and subject to the consummation of) our initial business combination transaction), and after adding back $1,000,000 paid to us by the underwriter to reimburse certain of our expenses, and (ii) the sale of the private units for a purchase price of $9,457,150 in the aggregate, was $205,100,000. Of this amount, $204,000,000 (including $9,000,000 in potential deferred underwriting fees to be payable to the representative of the underwriters at the time of our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining amount of approximately $1,100,000 was not transferred to the trust account and was deposited in our bank account.

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

Our primary liquidity requirements during our post-initial public offering, pre-business combination period include approximately $550,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting any business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements, including NYSE and other regulatory fees; $180,000 for administrative and support services; and approximately $270,000 for working capital that is being used for miscellaneous expenses and reserves.

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

Currently, we do not believe that we will need to raise additional funds following our initial public offering in order to meet the expenditures required for searching for a target company for, and consummating, our initial business combination. However, the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we will likely need to obtain additional financing either to complete our initial business combination and/or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we will likely need to issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. In the absence of such a business combination, our required liquidation date would be less than 12 months after the date of our annual report (subject to any Extension Period that we may obtain). That, among other factors, raises substantial doubt about our ability to continue as a going concern. In addition, even if we are successful at consummating an initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Estimates

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our “Certifying Officers”, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022 our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except as described below:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends triggered by the coronavirus (COVID-19) pandemic or by the ongoing invasion of the Ukraine by Russia.

The coronavirus (COVID-19) pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Although the world has, in many regions, developed vaccines and other means that have enabled the resumption of routine daily life and the full re-opening of local and national economies, the pandemic has, in large part, triggered certain macro-economic trends that threaten the improved economic outlook achieved in its aftermath. Specifically, supply chain delays and rising shipping costs, along with significant inflationary pressures due to the infusion of money into circulation as part of a “loose” monetary policy and low interest rates designed to ease economic conditions during the pandemic, now threaten global economic prosperity. The extent to which these trends impact our search for a business combination depends on present and future developments in the industry in which we are searching for target companies, which developments are highly uncertain and cannot be predicted.

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

If the disruptions posed by unfavorable macro-economic conditions triggered by COVID-19, Russia’s invasion of the Ukraine, or other matters of global concern continue for a further extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Changes in SEC rules affecting special purpose acquisition companies may adversely affect our ability to negotiate and complete our initial business combination.

Our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 15, 2021, the Registration Statement on Form S-1 (File No. 333-261367) relating to our IPO was declared effective by the SEC. For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” of this Form 10-Q. The use of net proceeds from our IPO described herein does not reflect a material change in the expected use of such proceeds as described in our final prospectus for the IPO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spree Acquisition Corp. 1 Limited

Date: May 16, 2022	/s/ Eran (Rani) Plaut
	Name:	Eran (Rani) Plaut
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	/s/ Shay Kronfeld
	Name:	Shay Kronfeld
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)