Form 10-Q
period 2022-06-30
Spree Acquisition Corp. 1 Ltd
filed 2022-08-11
CIK 1881462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SPREE ACQUISITION CORP. 1 LIMITED

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “the company” or “our company” are to Spree Acquisition Corp. 1 Limited, a Cayman Islands exempted company.

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share.

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share.

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time.

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company.

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended.

●	“Extension Period” are to any of the following extension periods beyond the 15-month anniversary of the closing date of our initial public offering during which we may consummate an initial business combination: (a) an additional three month period (for a total of 18 months following the closing of the IPO) if we have filed (i) a Current Report on Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within the initial 15-month period, (b) up to two instances of an additional three months per instance for a total of up to 18 months or 21 months, respectively, following the IPO, if we deposit into the trust account for each three month extension an amount equal to $0.10 per unit, or (c) any additional period as a result of a shareholder vote to amend our amended and restated memorandum and articles of association.

●	“founders shares” are to our 5,000,000 Class B ordinary shares, in the aggregate, initially purchased in a private placement, and not surrendered, by our sponsor and the Class A ordinary shares that will be issued upon the automatic conversion of those Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”).

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Spree Operandi U.S. LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO.

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on December 20, 2021.

●	“management” or our “management team” are to our officers and directors.

●	“NYSE” are to the New York Stock Exchange.

●	“ordinary shares” are to Class A ordinary shares and/or Class B ordinary shares.

●	“private shares” are to the Class A ordinary shares included in the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private units” are to the 945,715 units (consisting of 945,715 private shares and 472,858 private warrants) that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering.

●	“private warrants” are to the warrants contained within the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering, as well as any warrants that may be issued upon conversion of working capital loans.

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares.

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our IPO or thereafter in the open market).

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering.

●	“SEC” are to the U.S. Securities and Exchange Commission.

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended.

●	“sponsor” are to Spree Operandi, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Spree Operandi U.S. LP, a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor).

●	“units” are to the public units that we sold in our IPO and private units that we sold to our sponsor, in each case at a price of $10.00 per unit, and which consist of one Class A ordinary share and one-half (1/2) of one warrant per unit.

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants.

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q, including statements in “Part 1- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I- Item 1A. Risk Factors” in the 2021 Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022, AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022, AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	U.S. Dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	442	1,011
Related party receivable	15	15
Prepaid expenses	368	368
TOTAL CURRENT ASSETS	825	1,394

Cash and cash equivalents held in Trust Account	204,245	204,000
Prepaid expenses	167	351
TOTAL ASSETS	205,237	205,745

Liabilities and shares subject to possible redemption net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses	101	97
TOTAL CURRENT LIABILITIES	101	97

NON-CURRENT LIABILITY:
Deferred underwriting compensation	9,000	9,000
TOTAL LIABILITIES	9,101	9,097

COMMITMENTS AND CONTINGENCIES (Note 6)

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 20,000,000 shares at June 30, 2022 and December 31, 2021, respectively, at a redemption value of $10.21 per share	204,245	204,000

CAPITAL DEFICIENCY:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 945,715 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 5,000,000 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022	-	-
Additional paid-in capital	-	-
Accumulated deficit	(8,109)	(7,352)
TOTAL CAPITAL DEFICIENCY	(8,109)	(7,352)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY	205,237	205,745

(*) Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2022	Three months ended June 30, 2022
	U.S. Dollars in thousands Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	245	232
OPERATING EXPENSES	(757)	(454)
NET LOSS FOR THE PERIOD	512	222

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	20,000,000	20,000,000
BASIC AND DILUTED LOSS PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 4	0.02	0.01

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5,945,715	5,945,715
BASIC AND DILUTED LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 4	0.03	0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT DECEMBER 31, 2021	945,715	*	5,031,250	*	-	(7,352)	(7,352)
forfeiture of Class B ordinary shares (note 3)	-	-	(31,250)	*	-	-	*
Net loss for the period	-	-	-	-	-	(290)	(290)
BALANCE AT MARCH 31, 2022	945,715	*	5,000,000	*	-	(7,642)	(7,642)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(245)	(245)
Net loss for the period	-	-	-	-	-	(222)	(222)
BALANCE AT JUNE 30, 2022	945,715	*	5,000,000	*	-	(8,109)	(8,109)

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Six months ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(512)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	184
Increase in accrued expenses	4
188
Net cash used in operating activities	(324)

DECREASE IN CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT	(324)
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT BEGINNING OF THE PERIOD	205,011
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	204,687

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	442
Cash and cash equivalents held in trust account	204,245
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	204,687

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

All activity for the period from August 6, 2021 (inception) through June 30, 2022 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company generates income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 1(b)).

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

The proceeds held in the Trust Account are invested only in specified U.S. government treasury bills or in specified money market funds registered under the Investment Company Act and compliant with Rule 2a-7. Unless and until the Company completes the Business Combination, it may pay its expenses only from the net proceeds of the Private Placement held outside of the Trust Account. The balance outside the Trust Account as of June 30, 2022 was approximately $0.4 million.

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

Pursuant to the Company’s memorandum and articles of association, if the Company is unable to complete the initial Business Combination within a 15-month period (such 15-month period extended (a) to 18 months if the Company has filed (i) a Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination within such 15-month period or (b) two instances by an additional six months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each six month extension an amount equal to $0.10 per unit) or during any shareholder-approved extension period, (hereafter — the Combination Period), following the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100 thousand of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

e.	Substantial Doubt about the Company's Ability to continue as a Going Concern

As of June 30, 2022, the Company had approximately $442 thousand of cash and an accumulated deficit of $8,109 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company may need to obtain additional funds in order to satisfy its liquidity needs in its search for an Initial Business Combination. Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several borrowings of funds under promissory notes issued by the Company to the Sponsor (which borrowings were repaid upon the closing of the Company’s Public Offering). Management has determined that it will need to rely and is significantly dependent on amounts to be made available under future promissory notes or other forms of financial support to be provided by the Sponsor (which the Sponsor is not obligated to provide).

Moreover, the Company has until March 20, 2023 (unless such period is extended, as detailed under d. Initial Business Combination above) to consummate the initial Business Combination. If a business combination is not consummated by this date (unless extended), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.):

The Company intends to complete the Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of March 20, 2023, nor that it will be able to raise sufficient funds to complete an Initial Business Combination.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company fail to obtain financial support in its search for an Initial Business Combination, nor if it is required to liquidate after March 20, 2023.

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

Fair value is based on the price that would be received from the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into six broad levels, which are described as follows:

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

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. As of June 30, 2022, the Company has an aggregate of 20,000,000 Class A ordinary shares issued and outstanding that were sold as part of the Units in the Public Offering. The Units (which also included Warrants) were sold at a price of $10 per Unit, for aggregate consideration of $200 million in the Public Offering. The Sponsor purchased an aggregate of 945,715 private shares as part of the Private Units (which also included private warrants) sold in the Private Placement at a price of $10 per Private Unit, or $9,457,150 in the aggregate.

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – CAPITAL DEFICIENCY (cont.):

b.	Preference shares

The Company is authorized to issue up to 5,000,000 preference shares of $0.0001 par value each. As of June 30, 2022, the Company has no preference shares issued and outstanding.

NOTE 4 – LOSS PER SHARE:

a.	Basic

As of June 30, 2022, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares.

Earnings or losses are shared pro rata (excluding the accretion of Class A redeemable shares, derived from interest earned on marketable securities held in trust account) between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended June 30, 2022. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

The calculation is as follows:

	Six months ended June 30, 2022	Three months ended June 30, 2022
	U.S. dollars in thousands (except share data)
Loss attributable to redeemable Class A ordinary shareholders	(583)	(350)
Accretion on Class A ordinary shares subject to possible redemption	245	232
	(338)	(118)
Weighted average of Class A ordinary shares subject to possible redemption	20,000,000	20,000,000
Basic and diluted loss per Class A ordinary share subject to possible redemption	(0.02)	(0.01)

Loss attributable to non-redeemable Class A and Class B ordinary shareholders	(174)	(104)
Weighted average of non-redeemable Class A and Class B ordinary shares	5,945,715	5,945,715
Basic and diluted loss per non-redeemable Class A and Class B ordinary shares	(0.03)	(0.02)

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – LOSS PER SHARE (cont.):

b.	Diluted

The Company had outstanding warrants to purchase up to 10,472,858 class A shares. The weighted average of such shares was excluded from diluted net loss per share calculation since the exercise of the warrants is contingent on the occurrence of future events. As of June 30, 2022, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

The Deferred Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of June 30, 2022, as management has deemed the consummation of a Business Combination to be probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the period from August 6, 2021 (inception) to, December 31, 2021, included in the 2021 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the 2021 Annual Report, as updated by the “Risk Factors” in Part II, Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in December 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us. We intend to effectuate our initial business combination using (i) cash from the proceeds of our initial public offering and the private placement of the private warrants, (ii) cash from a new financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, and/or (iv) issuance of shares to target company shareholders.

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

Similarly, if we issue debt securities or otherwise incur significant indebtedness, that could result in:

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

As indicated in the accompanying financial statements, at June 30, 2022 and December 31, 2021, we had approximately $442,000 and $1,011,000, respectively, of cash, and approximately $724,000 and $1,297,000, respectively, of working capital. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination or a related capital-raise will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities and preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the June 30, 2022 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in December 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Liquidity and Capital Resources

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management expects that the proceeds of our initial public offering, together with proceeds from additional loans from our sponsor, if necessary (as described below), will suffice to cover our working capital needs until our initial business combination. We cannot assure you that our plans to consummate, or to finance our preparations for, an initial business combination will be successful.

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note under which we had initially borrowed $199,598 prior to the consummation of our initial public offering. The total balance owed under the note was repaid in full upon the consummation of our initial public offering, and as of June 30, 2022, no amounts remained outstanding under that note.

Subsequent to our initial public offering, our working capital needs have been satisfied primarily by the approximately $1,100,000 available to us initially outside our trust account (from the private placement of private units consummated simultaneously with our initial public offering).

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $600,000, directors and officers liability insurance premiums of approximately $750,000 and underwriting commissions of $4,000,000 (but excluding a deferred underwriting fee of $9,000,000 that will be payable to the representative of the underwriters as a deferred underwriting fee at the time of (and subject to the consummation of) our initial business combination transaction), and after adding back $1,000,000 paid to us by the underwriter to reimburse certain of our expenses, and (ii) the sale of the private units for a purchase price of $9,457,150 in the aggregate, was $205,100,000. Of this amount, $204,000,000 (including $9,000,000 in potential deferred underwriting fees to be payable to the representative of the underwriters at the time of our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. As of June 30, 2022, we had approximately $204,245,000 of cash and marketable securities held in that trust account. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining amount of approximately $1,100,000 from our initial public offering and private units financing was not transferred to the trust account and was deposited in our bank account. As of June 30, 2022, we had approximately $442,000 of cash deposited in that bank account. As of June 30, 2022, we had an accumulated deficit of approximately $8,109,000.

We may use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), minus amounts paid out to redeeming shareholders, as consideration to complete our initial business combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to our initial business combination, we are using the proceeds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. In lieu of cash repayment, upon the closing of our initial business combination, up to $1,500,000 of such loans may instead be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. The terms of such loans by our sponsor or an affiliate of our sponsor, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and as of the date of this Quarterly Report, there are no amounts outstanding under any such loans from our sponsor or its affiliates. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties are willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our estimated primary liquidity requirements during our post-initial public offering, pre-business combination period include approximately: $550,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting any business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements, including NYSE and other regulatory fees; $180,000 for administrative and support services; and $270,000 for working capital that is being used for miscellaneous expenses and reserves.

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

Currently, we do not believe that we will need to raise additional funds following our initial public offering in order to meet the expenditures required for searching for a target company for, and consummating, our initial business combination. However, the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Moreover, we will likely need to obtain additional financing (either by issuing additional securities or incurring debt) to operate the combined company following our initial business combination, in part because we may become obligated to redeem a significant number of our public shares upon completion of our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. We cannot assure you that our plans for that financing or to consummate an initial business combination will be successful.

In the absence of a business combination, our required liquidation date (March 20, 2023) would be less than 12 months after the date of our 2021 Annual Report (subject to any Extension Period that we may obtain). In addition to that impending required liquidation date, we are dependent upon additional funding from our sponsor or its affiliates during the period prior to our initial business combination (to be evidenced by additional promissory note(s) that we may issue). Those factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, and administrative and support services, provided to our company. We will continue to incur those monthly fees until the earlier of the completion of a business combination and our company’s liquidation. We are also obligated to pay Stifel, Nicolaus & Company, Incorporated, the representative of the underwriters in our IPO, a deferred underwriting fee of $9.0 million, which represents 4.5% of the gross proceeds of our IPO, which is payable upon— and subject to— the consummation of our initial business combination transaction.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our “Certifying Officers”, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022 our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2021 Annual Report, filed with the SEC on March 31, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2021 Annual Report, except as described below:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends or by the ongoing invasion of the Ukraine by Russia.

The coronavirus (COVID-19) pandemic, together with actions taken to counter-act its impact, have, in large part, triggered certain adverse macro-economic trends that threaten the improved economic outlook achieved in its aftermath. Specifically, supply chain delays and rising shipping costs, along with significant inflationary pressures due to the infusion of money into circulation as part of a “loose” monetary policy designed to ease economic conditions during the pandemic, now threaten global economic prosperity. Many governments and central banks have responded by raising interest rates in order to curb inflationary pressures, which, in turn, has hurt financial markets and made it more difficult for companies to raise capital. The extent to which these trends impact our search for a business combination, or the financial condition of our post-business combination company (assuming that we successfully locate a target company and consummate a business combination), depends on present and future developments in the industry in which we are searching for target companies, which developments are highly uncertain and cannot be predicted.

In a similar manner, Russia’s invasion of the Ukraine could also have an adverse effect on our ability to consummate a business combination transaction or on the operations of the target business with which we combine. That invasion may result in increased costs of compliance, restrictions on our target business’ ability to sell into specific regions, higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our target business. The invasion may also cause a deterioration in general economic conditions, which may adversely impact our access to financing for the combined company upon the consummation of a business combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by unfavorable macro-economic conditions, Russia’s invasion of the Ukraine, or other matters of global concern continue for a further extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 15, 2021, the Registration Statement on Form S-1 (File No. 333-261367) relating to our IPO was declared effective by the SEC. For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources” of this Form 10-Q. The use of net proceeds from our IPO described herein does not reflect a material change in the expected use of such proceeds as described in our final prospectus for the IPO.

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

Spree Acquisition Corp. 1 Limited

Date: August 11, 2022		/s/ Eran (Rani) Plaut
	Name:	Eran (Rani) Plaut
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2022		/s/ Shay Kronfeld
	Name:	Shay Kronfeld
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)