Form 10-Q
period 2022-09-30
Spree Acquisition Corp. 1 Ltd
filed 2022-11-14
CIK 1881462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 001-41172

Spree Acquisition Corp. 1 Limited
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1922 Wildwood Place NE Atlanta, GA, 30324
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

As of November 10, 2022, 20,945,715 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q, including statements in “Part 1- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I— Item 1A. Risk Factors” in the 2021 Annual Report and “Part II— Item 1.A. Risk Factors” in this Quarterly Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022, AND FOR THE THREE AND NINE MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022, AND FOR THE THREE AND NINE MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	U.S. Dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	94	1,011
Related party receivable	15	15
Prepaid expenses	368	368
TOTAL CURRENT ASSETS	477	1,394

Cash and cash equivalents held in Trust Account	205,204	204,000
Prepaid expenses	76	351
TOTAL ASSETS	205,757	205,745

Liabilities and shares subject to possible redemption net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses	362	97
TOTAL CURRENT LIABILITIES	362	97

NON-CURRENT LIABILITY:
Deferred underwriting compensation	9,000	9,000
TOTAL LIABILITIES	9,362	9,097

COMMITMENTS AND CONTINGENCIES (Note 6)

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 20,000,000 shares at September 30, 2022 and December 31, 2021, respectively, at a redemption value of $10.26 per share	205,204	204,000

CAPITAL DEFICIENCY:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 945,715 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021, respectively	*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 5,000,000 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022	-	-
Additional paid-in capital	-	-
Accumulated deficit	(8,809)	(7,352)
TOTAL CAPITAL DEFICIENCY	(8,809)	(7,352)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY	205,757	205,745

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2022	Three months ended September 30, 2022	Period from August 6, 2021 (inception) to September 30, 2021
	U.S. Dollars in thousands Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	1,204	959	-
OPERATING EXPENSES	(1,457)	(700)	(146)
NET LOSS (PROFIT) FOR THE PERIOD	(253)	259	(146)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	20,000,000	20,000,000	-
BASIC AND DILUTED EARNING PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 4	0.00	0.02	-

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5,945,715	5,945,715	3,939,815
BASIC AND DILUTED LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 4	(0.06)	(0.03)	(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT DECEMBER 21, 2021	945,715	*	5,031,250	*	-	(7,352)	(7,352)
forfeiture of Class B ordinary shares (note 3)	-	-	(31,250)	*	-	-	*
Net loss for the period	-	-	-	-	-	(290)	(290)
BALANCE AT MARCH 31, 2022	945,715	*	5,000,000	*	-	(7,642)	(7,642)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(245)	(245)
Net loss for the period	-	-	-	-	-	(222)	(222)
BALANCE AT JUNE 30, 2022	945,715	*	5,000,000	*	-	(8,109)	(8,109)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(959)	(959)
Net profit for the period	-	-	-	-	-	259	259
BALANCE AT SEPTEMBER 30, 2022	945,715	*	5,000,000	*	-	(8,809)	(8,809)
CHANGES DURING THE PERIOD FROM AUGUST 6, 2021 (INCEPTION) TO SEPTEMBER 30, 2021
Issuance of Class B Ordinary Shares to the Sponsor (note 3)	-	-	5,750,000	*	25	-	25
Net loss for the period	-	-	-	-	-	(146)	(146)
BALANCE AT SEPTEMBER 30, 2021	-	-	5,750,000	*	25	(146)	(121)

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2022	Period from August 6, 2021 (inception) to September 30, 2021
	U.S. Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(253)	(146)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	275	-
Increase in accrued expenses	265	76
	540	76
Net cash provided by operating activities	287	(70)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class B Ordinary Shares	-	25
Deferred offering costs	-	(154)
Proceeds from a promissory note – related party	-	199
Net cash provided by financing activities	-	70

INCREASE IN CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT	287	-
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT BEGINNING OF THE PERIOD	205,011	-
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	205,298	-

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	94	-
Cash and cash equivalents held in trust account	205,204	-
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	205,298	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS:

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

All activity for the period from August 6, 2021 (inception) through September 30, 2022 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company generates income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 1(b)).

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

The proceeds held in the Trust Account are invested only in specified U.S. government treasury bills or in specified money market funds registered under the Investment Company Act and compliant with Rule 2a-7. Unless and until the Company completes the Business Combination, it may pay its expenses only from the net proceeds of the Private Placement held outside of the Trust Account. The balance outside the Trust Account as of September 30, 2022 was approximately $94 thousands.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.):

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

Pursuant to the Company’s memorandum and articles of association, if the Company is unable to complete the initial Business Combination within a 15-month period (such 15-month period extended (a) to 18 months if the Company has filed (i) a Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination within such 15-month period or (b) two instances by an additional nine months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each nine month extension an amount equal to $0.10 per unit) or during any shareholder-approved extension period, (hereafter — the Combination Period), following the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100 thousand of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.):

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

e.	Substantial Doubt about the Company's Ability to continue as a Going Concern

As of September 30, 2022, the Company had approximately $94 thousand of cash and an accumulated deficit of $8,809 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company may need to obtain additional funds in order to satisfy its liquidity needs in its search for an Initial Business Combination. Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several borrowings of funds under promissory notes issued by the Company to the Sponsor (which borrowings were repaid upon the closing of the Company’s Public Offering). Management has determined that it will need to rely and is significantly dependent on amounts to be made available under future promissory notes or other forms of financial support to be provided by the Sponsor (which the Sponsor is not obligated to provide).

Moreover, the Company has until June 20, 2023 (which reflects an Extension Period due to the Company's announcement of entry into the Business Combination Agreement, as per d. Initial Business Combination above and Note 7 below) to consummate the initial Business Combination. If a business combination is not consummated by this date (unless extended), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.):

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (cont.):

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

Fair value is based on the price that would be received from the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into nine broad levels, which are described as follows:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (cont.):

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

NOTE 3 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the Public Offering, as of September 30, 2022, the Company issued and sold an aggregate of 20,000,000 Class A ordinary shares as part of the Units sold in the transaction. The Units (which also included Warrants) were sold at a price of $10 per Unit, for aggregate consideration of $200 million in the Public Offering. The Sponsor purchased an aggregate of 945,715 private shares as part of the Private Units (which also included private warrants) sold in the Private Placement at a price of $10 per Private Unit, or $9,457,150 in the aggregate.

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

The Company is authorized to issue up to 5,000,000 preference shares of $0.0001 par value each. As of September 30, 2022, the Company has no preference shares issued and outstanding.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - EARNING (LOSS) PER SHARE:

a.	Basic

As of September 30, 2022, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares.

Earnings or losses are shared pro rata (excluding the interest earned on marketable securities held in trust account) between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended September 30, 2022. Then, the interest earned on marketable securities held in trust account (being the accretion to redemption value of the Class A ordinary shares subject to possible redemption) is fully allocated to the Class A ordinary shares subject to redemption.

The calculation is as follows:

	Nine months ended September 30, 2022	Three months ended September 30, 2022	Period from August 6, 2021 (inception) to September 30, 2021
	U.S. dollars in thousands (Except share data)

Loss attributable to redeemable Class A ordinary shareholders	(1,123)	(540)	-
Accretion on Class A ordinary shares subject to possible redemption	1,204	959	-
	81	419	-
Weighted average of Class A ordinary shares subject to possible redemption	20,000,000	20,000,000	-
Basic and diluted earning per Class A ordinary share subject to possible redemption	0.00	0.02	-

Loss attributable to non-redeemable Class A and Class B ordinary shareholders	(334)	(160)	(146)
Weighted average of non-redeemable Class A and Class B ordinary shares	5,945,715	5,945,715	3,939,815
Basic and diluted loss per non-redeemable Class A and Class B ordinary shares	(0.06)	(0.03)	(0.04)

b.	Diluted

The Company had outstanding warrants to purchase up to 10,472,858 class A shares. The weighted average of such shares was excluded from diluted net loss per share calculation since the exercise of the warrants is contingent on the occurrence of future events.

As of September 30, 2022, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS:

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

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

The Deferred Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of September 30, 2022, as management has deemed the consummation of a Business Combination to be probable.

NOTE 7 - SUBSEQUENT EVENT:

In October 2022, the Company entered into a business combination agreement with WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip. This business combination is expected to close in the first half of 2023 and it subject to the approval by the Company’s shareholders. The Company intend to effectuate this initial business combination using (i) cash from the proceeds of the initial public offering and the private placement of the private units, (ii) cash from a new financing involving the sale of shares and/or other equity, (iii) cash from one or more debt financings, and/or (iv) issuance of shares to target company shareholders.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in December 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies and, in October 2022, entered into a business combination agreement with WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip®, as described in “Recent Developments” below. We intend to effectuate our initial business combination using (i) cash from the proceeds of our initial public offering and the private placement of the private units, (ii) cash from a new financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, and/or (iv) issuance of shares to target company shareholders.

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

As indicated in the accompanying financial statements, at September 30, 2022 and December 31, 2021, we had approximately $94,000 and $1,011,000, respectively, of cash, and approximately $115,000 and $1,297,000, respectively, of working capital. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination or a related capital-raise will be successful.

Recent Developments

On October 29, 2022, we entered into a business combination agreement (the “Business Combination Agreement”), by and between our company and WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip® (“WHC, LLC”). The transactions set forth in the Business Combination Agreement (the “Transactions”) will constitute a “Business Combination” (which we refer to herein as the “Business Combination”) as contemplated by our amended and restated memorandum and articles of association. The Business Combination Agreement and the Transactions contemplated thereby have been unanimously approved by the board of directors of Spree and also approved by the sole managing member, and the requisite holders of the issued and outstanding units, of WHC, LLC.

The following description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to (i) the Business Combination Agreement, a copy of which is included as Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2022, and (ii) the contents of that Current Report on Form 8-K, which can be viewed at the following respective links:

(https://www.sec.gov/Archives/edgar/data/1881462/000121390022067381/ea167537ex2-1_spreeacq1.htm) and (https://www.sec.gov/ix?doc=/Archives/edgar/data/0001881462/000121390022067381/ea167537-8k425_spreeacq1.htm)

Capitalized terms used in this Form 10-Q and not otherwise defined herein have the meanings assigned to them in the Business Combination Agreement.

Subject to the approval and adoption by Spree’s shareholders of the Business Combination Agreement and the transactions contemplated thereby at the extraordinary general meeting of Spree shareholders to be held (the “Spree Extraordinary Shareholder Meeting” or the “Meeting”), immediately prior to the effective time of the Business Combination Agreement and after giving effect to the Spree Shareholder Redemption (as defined in the Business Combination Agreement), Spree will transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (the “Domestication”) and, in connection with the Domestication, Spree’s name will be changed to “WHC Worldwide, Inc.” (the post-Domestication entity, “WHC, Inc.”).

Prior to the Domestication, each outstanding Spree Class B ordinary share will convert into one Spree Class A ordinary share. At the effective time of the Domestication, (a) each outstanding Spree Class A ordinary share will become one share of Class A common stock, par value $0.0001 per share, of WHC, Inc. (the “WHC, Inc. Class A common stock”), (b) each outstanding Spree warrant to purchase one Class A ordinary share of Spree at an exercise price of $11.50 per share will become a warrant to purchase one share of WHC, Inc. Class A common stock at an exercise price of $11.50 per share, and (c) WHC, Inc. will file with the Secretary of State of the State of Delaware a certification of domestication and a certificate of incorporation (the “Post-Closing Spree Certificate of Incorporation”), and adopt bylaws to serve as its governing documents in connection with the Domestication.

Pursuant to the terms of the Business Combination Agreement, at the closing of the Transactions (the “Closing”), WHC, LLC will effect a capital restructuring of its outstanding equity securities (the “Capital Restructuring”). To effect the Capital Restructuring, (i) WHC, LLC will cause its existing limited liability company agreement to be amended and restated (as amended, the “Second A&R LLC Agreement”); (ii) WHC, LLC will cause all of its limited liability company interests existing immediately prior to the Closing to be re-classified into a number of WHC, LLC Class B common units based on a pre-transaction equity value for WHC, LLC equal to $251,000,000; (iii) WHC, Inc. will issue to WHC, LLC, and WHC, LLC will in turn (immediately following the date of the Closing) distribute to its preexisting members a number of shares of WHC, Inc. Class X common stock (which will not have any economic rights but will entitle the holder thereof to one vote per share), equal to the number of WHC, LLC units held by each of the preexisting WHC, LLC unit holders.

In addition, WHC, Inc. will contribute to WHC, LLC (x) the amount of cash in the trust account (the “Trust Account”) established by Spree with the proceeds from its initial public offering as of immediately prior to the Closing (and before giving effect to the exercise of redemption rights by any Spree shareholders (the “Public Share Redemptions”)), minus (y) the aggregate amount of cash required to fund the Public Share Redemptions and any other obligations to be funded from the Trust Account, plus (z) the aggregate cash proceeds actually received in respect of a PIPE financing that WHC, Inc. will seek to obtain, and in exchange for that contribution, WHC, LLC will issue to WHC, Inc. a certain number of WHC, LLC Class A common units (as determined pursuant to the Business Combination Agreement).

In addition to the consideration payable to all preexisting WHC, LLC unit holders in the Business Combination, WHC, Inc. will issue to the chief executive officer of WHC, LLC (the “Earnout Participant”) warrants to purchase an aggregate of 1,500,000 shares of WHC, Inc. Class A common stock at an exercise price per share equal to the greater of $10.00 and the closing price of the WHC, Inc. Class A common stock on the date of the Closing. Those warrants will vest in three tranches, exercisable for 500,000 shares each, conditioned on the volume-weighted average price (VWAP) of the WHC, Inc. Class A common stock equaling or exceeding $14.00, $18.00 and $22.00, respectively, for any 20 trading days within a period of 30 consecutive trading days following the Closing and before the earlier of (i) the fourth (4th) anniversary of the Closing and (ii) the date on which the Earnout Participant ceases to be employed by WHC, Inc. or its affiliates. An additional, cash earn-out payment of $10 million will be payable to the Earnout Participant if the aggregate transaction proceeds in the combined company at the Closing is in excess of $70 million, subject to written consent of the PIPE investors in any Spree financings prior to or at Closing.

Following the Business Combination, the combined company will be organized in an “Up-C” tax structure, such that WHC, LLC and the subsidiaries of WHC, LLC will hold and operate substantially all of the assets and business of WHC, Inc., and WHC, Inc. will be a publicly listed holding company that will hold equity interests in WHC, LLC. Under the Second A&R LLC Agreement, the WHC, LLC unit holders will have the right to redeem their WHC, LLC Class B common units (together with the forfeiture of shares of WHC, Inc. Class X common stock held by them) for WHC, Inc. Class A common stock, or, at WHC, Inc.’s option, cash, in each case, subject to certain restrictions set forth therein.

The consummation of the proposed Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

Unless specifically stated, this Form 10-Q does not give effect to the proposed Transactions and does not contain a description of the risks associated with the Transactions. Such risks and effects relating to the proposed Transactions will be described in a registration statement on Form F-4 to be filed by the Company. The registration statement on Form F-4 will also contain a description of the business, operations, financial condition, management, governance, capitalization and other materials terms of the combined company following the proposed Business Combination as well as information on the share redemption process and the shareholders’ meeting to approve the Transactions.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities and preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction, our entry into the Business Combination Agreement and certain related agreements, and activities related to the prospective Business Combination. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the September 30, 2022 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in December 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company and activities related to the prospective consummation of the Business Combination.

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

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note under which we had initially borrowed $199,598 prior to the consummation of our initial public offering. The total balance owed under the note was repaid in full upon the consummation of our initial public offering, and as of September 30, 2022, no amounts remained outstanding under that note.

Subsequent to our initial public offering, our working capital needs have been satisfied primarily by the approximately $1,100,000 available to us initially outside our trust account (from the private placement of private units consummated simultaneously with our initial public offering).

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $600,000, directors and officers liability insurance premiums of approximately $750,000 and underwriting commissions of $4,000,000 (but excluding a deferred underwriting fee of $9,000,000 that will be payable to the representative of the underwriters as a deferred underwriting fee at the time of (and subject to the consummation of) our initial business combination transaction), and after adding back $1,000,000 paid to us by the underwriter to reimburse certain of our expenses, and (ii) the sale of the private units for a purchase price of $9,457,150 in the aggregate, was $205,100,000. Of this amount, $204,000,000 (including $9,000,000 in potential deferred underwriting fees to be payable to the representative of the underwriters at the time of our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. As of September 30, 2022, we had approximately $205,204,000 of cash and marketable securities held in that trust account. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining amount of approximately $1,100,000 from our initial public offering and private units financing was not transferred to the trust account and was deposited in our bank account. As of September 30, 2022, we had approximately $94,000 of cash deposited in that bank account. As of September 30, 2022, we had an accumulated deficit of approximately $8,809,000.

We intend to use substantially all of the investments held in the trust account (after reduction for payments to redeeming shareholders) including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable, and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), to fund our post-business combination company. We may withdraw from the trust interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination (which would be the case in the prospective Business Combination with WHC, LLC), or if we are acquired as part of our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders, plus any amounts raised in a PIPE or other equity financing) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Since our initial public offering, we have used the proceeds held outside of the trust account (the balance of which is $94,000 as of September 30, 2022) primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We have used funds held outside of the trust towards performance of all of the foregoing activities with respect to WHC, LLC and in connection with our entry into the Business Combination Agreement and the related agreements, and, subsequent to that time, for activities related to the prospective Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with the prospective Business Combination, our sponsor may, but is not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. In lieu of cash repayment, upon the closing of our initial business combination, up to $1,500,000 of such loans may instead be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. The terms of such loans by our sponsor or an affiliate of our sponsor, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and as of the date of this Quarterly Report, there are no amounts outstanding under any such loans from our sponsor or its affiliates. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties are willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We believe that we will need to request the foregoing loans from our sponsor in order to satisfy our liquidity needs in our pursuit of an initial business combination, given the timing that we anticipate for the consummation of the prospective Business Combination. The costs of consummating the Business Combination (or another business combination) may be greater than what we currently estimate would be needed to do so. Consequently, if our sponsor does not provide us with additional funding, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete the Business Combination or an alternative initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Upon consummation of the prospective Business Combination or an alternative initial business combination, we will likely need to obtain additional financing (either by issuing additional securities or incurring debt) to operate the combined company, in part because we may become obligated to redeem a significant number of our public shares in connection with the completion of our initial business combination. In that case, we will likely need to issue additional securities in a PIPE or other equity financing, or incur debt. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the prospective Business Combination or an alternative business combination. We cannot assure you that our plans for that financing will be successful.

If we are unable to complete our prospective Business Combination or an alternative business combination, our required liquidation date (June 20, 2023, which reflects an Extension Period due to our announcement of our entry into the Business Combination Agreement ) would be less than 12 months after the date of this Quarterly Report (subject to any further Extension Period that we may obtain). In addition to that impending required liquidation date, we are dependent upon additional funding from our sponsor or its affiliates during the period prior to our prospective Business Combination (to be evidenced by promissory note(s) that we may issue). Those factors, among others, raise substantial doubt about our ability to continue as a going concern. Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in the opinion of our independent auditor on our audited financial statements, which appears in Item 15 of our 2021 Annual Report.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our “Certifying Officers”, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022 our disclosure controls and procedures were effective.

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

Our completion of our proposed Business Combination, and WHC, LLC, with which we endeavor to consummate a business combination, may be materially adversely affected by current unfavorable macro-economic trends.

Certain global macro-economic trends that developed in the aftermath of the COVID-19 pandemic have been adversely impacting the global economic environment. Supply chain delays, initially caused by closures during the pandemic, and rising shipping costs, which have been exacerbated by the ongoing Russian invasion of the Ukraine, have contributed towards inflationary pressures on many goods and commodities globally. The infusion of money into circulation as part of a “loose” monetary policy during the pandemic to encourage consumer spending, along with historically low interest rates for an extended period of time, which were designed to ease economic conditions, further triggered upwards pressure on prices of goods and services. The high rates of inflation globally have caused governments and central banks to act to curb inflation, including by raising interest rates, which has been inhibiting economic activity and access to capital markets, and may cause a recession, whether in individual countries or regions, or globally.

These deteriorating economic conditions may adversely impact our access to financing for the combined company upon the consummation of our proposed Business Combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by unfavorable macro-economic conditions continue for a further extensive period of time, our ability to consummate our proposed Business Combination, or the operations of WHC, LLC, with which we endeavor to consummate the Business Combination, may be materially adversely affected.

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

Spree Acquisition Corp. 1 Limited

Date: November 14, 2022		/s/ Eran (Rani) Plaut
	Name:	Eran (Rani) Plaut
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022		/s/ Shay Kronfeld
	Name:	Shay Kronfeld
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)