Form 10-K
period 2022-12-31
Spree Acquisition Corp. 1 Ltd
filed 2023-03-30
CIK 1881462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-41172

Spree Acquisition Corp. 1 Limited

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1922 Wildwood Place NE
Atlanta, GA 30324

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2022 (the last business day of the Registrant’s fiscal second quarter), based on the closing price of $9.98 for the Registrant’s Class A ordinary shares, as reported by the Nasdaq Stock Market, was approximately $199,600,000.

As of March 30, 2023, 20,945,715 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

Spree Acquisition Corp. 1 Limited

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “our,” “the company” or “our company” are to Spree Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“Domestication” are to the transfer by way of continuation and deregistration of Spree from the Cayman Islands and the continuation and domestication of Spree as a corporation incorporated in the State of Delaware;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“founders shares” are to our 5,000,000 Class B ordinary shares, in the aggregate, initially purchased in a private placement, and not surrendered, by our sponsor and the Class A ordinary shares that will be issued upon the automatic conversion of those Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Spree Operandi U.S. LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on December 20, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers, on our prior to our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“management” or our “management team” are to our officers and directors;

●	“New WHC” are to WHC Worldwide, Inc., which will be the new name of Spree upon and after the Domestication;

●	“New WHC Class A common stock” are to the Class A common stock, par value $0.0001 per share, of New WHC;

●	“New WHC Class X common stock” are to the Class X common stock, par value $0.0001 per share of New WHC;

●	“NYSE” are to the New York Stock Exchange;

●	“ordinary shares” are to Class A ordinary shares and/or Class B ordinary shares;

●	“private shares” are to the Class A ordinary shares included in the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private units” are to the 945,715 units (consisting of 945,715 private shares and 472,858 private warrants) that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private warrants” are to the warrants to purchase one Class A ordinary share at an exercise price of $11.50 per share contained within the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our IPO or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

●	“public warrants” are to the warrants to purchase one Class A ordinary share at an exercise price of $11.50 per share sold as part of the public units in our initial public offering;

●	“Registration Statement” are to the registration statement on Form S-4 (SEC File No. 333-269751) in respect of the WHC Business Combination, which we filed with the SEC on February 14, 2023;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to Spree Operandi, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Spree Operandi U.S. LP, a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“Spree extraordinary general meeting” are to the extraordinary general meeting of Spree that we expect to hold in order to present the WHC Business Combination Agreement, and the transactions contemplated thereby, to our shareholders for approval;

●	“Stifel” are to Stifel, Nicolaus & Company, Incorporated, the representative of the underwriters for our initial public offering;

●	“Transactions” are to the transactions contemplated under the WHC Business Combination Agreement;

●	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, in to which a total of $204,000,000 from the proceeds of the initial public offering and the sale of the private units were deposited;

●	“Units” are, collectively, to (i) the limited liability company common units of WHC, and following their reclassification prior to the Closing, the WHC Class B Common Units equal to the number of initial WHC Class B Common Units, and (ii) the WHC Class A Common Units that will be issued to New WHC in exchange for the Closing Date Contribution Amount (as defined in the WHC Business Combination Agreement);

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“WHC” are to WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip®;

●	“WHC Business Combination” are to the potential business combination between Spree and WHC that is contemplated under the WHC Business Combination Agreement;

●	“WHC Business Combination Agreement” are to the Business Combination Agreement, dated October 29, 2022, as amended by Amendment No. 1 thereto, by and between Spree and WHC;

●	“WHC Class A common units” are to the WHC Class A common units, which will be issued to, and held by, New WHC;

●	“WHC Class B common units” are to the WHC Class B common units to be issued to WHC’s preexisting Unit holders;

●	“WHC Investor Rights Agreement” are to the investor rights agreement entered into by Spree, certain current members of WHC, and the sponsor concurrently with the execution of the WHC Business Combination Agreement;

●	“WHC Minimum Cash Condition” are to the requirement under the WHC Business Combination Agreement that aggregate cash proceeds to be received by Spree from the trust account in connection with the WHC Business Combination, after reduction due to redemptions, together with the aggregate gross proceeds from a PIPE financing (net of certain expenses), equal no less than $50 million.

●	“WHC unitholders” are to the holders of WHC Class B Common Units and, where noted explicitly, New WHC as the holder of the WHC Class A Common Units; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

Cautionary Note Regarding Forward-Looking Statements

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete the WHC Business Combination, including the satisfaction of the closing conditions to the WHC Business Combination Agreement and the timing of the completion of such business combination;

●	our expectations with respect to future performance of WHC’s business and anticipated financial impacts of the WHC Business Combination;

●	the occurrence of any event, change or other circumstance that could give rise to the termination of the WHC Business Combination Agreement or could otherwise cause the transactions contemplated therein to fail to close;

●	our ability to maintain sufficient funding outside of our trust account to enable us to complete the WHC Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our public securities’ liquidity and trading;

●	the market for our securities and the traded securities of New WHC following the potential New WHC Business Combination;

●	the trust account not being subject to claims of third parties; or

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Related to our Search for, and Consummation of or Inability to Consummate, the WHC Business Combination or Any Other Business Combination

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the WHC Business Combination in the most desirable manner that will optimize the capital structure of New WHC, or at all.

●	We may not be able to complete the WHC Business Combination (or any other initial business combination) within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	We may be unable to obtain— on reasonable terms or at all— additional financing in connection with our initial business combination or to fund the operations and growth of WHC or another target business, which could compel us to restructure or abandon a particular business combination.

●	Neither the Spree Board nor any committee thereof obtained a third-party valuation in determining whether or not to pursue the WHC Business Combination.

●	If the funds not being held in the trust account are insufficient to allow us to operate at least until the deadline for our completing an initial business combination (currently, June 20, 2023), that could limit our ability to consummate the WHC Business Combination or any other initial business combination.

●	In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that makes it easier for us to complete our initial business combination that some of our shareholders may not support.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

Risks Relating to the Post-Business Combination Company

●	Subsequent to consummation of the WHC Business Combination (or alternative business combination), we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

●	Changes in U.S. tax legislation may adversely WHC’s financial condition, operating results, and cash flows.

●	WHC may require additional capital to support the growth of its business, and this capital may not be available on reasonable terms or at all.

Risks Relating to our Management Team and Sponsor

●	We are totally dependent upon the efforts of our key personnel, and if the WHC Business Combination is completed, the combined company will be heavily dependent on WHC’s current key personnel.

●	Since our sponsor and our directors and executive officers have interests that are different, or in addition to (and which may conflict with), the interests of our public shareholders, a conflict of interest may have existed in the directors’ determining whether the WHC Business Combination is appropriate.

●	Our sponsor, officers and directors may purchase additional shares in anticipation of the vote on the WHC Business Combination and may disproportionately influence the outcome of that vote.

Risks Relating to our Securities

●	NYSE may not list New WHC’s securities on its exchange, which could limit investors’ ability to enter into transactions in New WHC’s securities and subject New WHC to additional trading restrictions.

●	Our sponsor controls the appointment of our board of directors until completion of our initial business combination and holds a substantial interest in us.

●	The public shareholders will experience immediate dilution as a consequence of the issuance of New WHC Class A common stock in a PIPE financing, if consummated, and due to future issuances pursuant to our future combined-company 2022 Plan and Employee Stock Purchase Plan.

●	A significant portion of New WHC’s total outstanding shares may be sold into the market in the near future following consummation of the WHC Business Combination, which could cause the market price of New WHC Class A Common Stock to drop significantly.

v

PART I

Item 1. Business.

General

We are a blank check company formed on August 6, 2021 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. We completed our initial public offering in December 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies. Since our entry into the WHC Business Combination Agreement in October 2022 (as described below), we have focused exclusively on pursuing the WHC Business Combination and related matters.

Prospective WHC Business Combination

On October 29, 2022, we entered into the WHC Business Combination Agreement with WHC, and on January 25, 2023, we entered into Amendment No. 1 to that agreement with WHC. The Transactions set forth in the WHC Business Combination Agreement, as amended, will constitute a “Business Combination” as contemplated by our amended and restated memorandum and articles of association. The WHC Business Combination Agreement and the Transactions contemplated thereby have been unanimously approved by the board of directors of Spree and also approved by the sole managing member, and the requisite holders of the issued and outstanding units, of WHC LLC.

Subject to the approval and adoption by Spree’s shareholders of the WHC Business Combination Agreement and the transactions contemplated thereby at the Spree extraordinary general meeting, immediately prior to the effective time of the WHC Business Combination and after giving effect to the redemption of public shares by our public shareholders in connection with that general meeting, Spree will undergo the Domestication, transferring by way of continuation from the Cayman Islands to the State of Delaware and domesticating as a Delaware corporation. In connection with the Domestication, Spree’s name will be changed to “WHC Worldwide, Inc.”.

Prior to the Domestication, each outstanding Spree Class B ordinary share will convert into one Spree Class A ordinary share. At the effective time of the Domestication, (a) each outstanding Spree Class A ordinary share will become one share of New WHC Class A common stock, (b) each outstanding Spree warrant will become a warrant to purchase one share of New WHC Class A common stock at an exercise price of $11.50 per share, and (c) New WHC will file with the Secretary of State of the State of Delaware a certification of domestication and a certificate of incorporation (the “Post-Closing Spree Certificate of Incorporation”), and adopt bylaws to serve as its governing documents in connection with the Domestication.

Pursuant to the terms of the WHC Business Combination Agreement, at the closing of the Transactions (the “Closing”), WHC will effect a capital restructuring of its outstanding equity securities (the “Capital Restructuring”). To effect the Capital Restructuring, (i) WHC will cause its existing limited liability company agreement to be amended and restated (as amended, the “Second A&R LLC Agreement”); (ii) WHC will cause all of its limited liability company interests existing immediately prior to the Closing to be re-classified into a number of WHC Class B common units based on a pre-transaction equity value for WHC equal to $251,000,000; (iii) New WHC will issue to WHC, and WHC will in turn (immediately following the date of the Closing) distribute to its preexisting members, a number of shares of New WHC Class X common stock (which will not have any economic rights but will entitle the holders thereof to five votes per share for the initial 18 months following the Closing, and thereafter, one vote per share), equal to the number of WHC units held by each of the preexisting WHC unit holders.

In addition, New WHC will contribute to WHC (x) the amount of cash, as of immediately prior to the Closing, in the trust account established by Spree with the proceeds from our initial public offering (and before giving effect to the exercise of redemption rights by any Spree public shareholders), minus (y) the aggregate amount of cash required to fund those redemptions and any other obligations to be funded from the trust account, plus (z) the aggregate cash proceeds actually received in respect of a PIPE financing that New WHC will seek to obtain, and in exchange for that contribution, WHC will issue to New WHC a certain number of WHC Class A common units (as determined pursuant to the WHC Business Combination Agreement).

In addition to the consideration payable to all preexisting WHC unit holders in the WHC Business Combination, New WHC will issue to the chief executive officer of WHC (the “Earnout Participant”) warrants to purchase an aggregate of 1,500,000 shares of New WHC Class A common stock at an exercise price per share equal to the greater of $10.00 and the closing price of the New WHC Class A common stock on the date of the Closing. Those warrants will vest in three tranches, exercisable for 500,000 shares each, conditioned on the volume-weighted average price (VWAP) of the New WHC Class A common stock equaling or exceeding $14.00, $18.00 and $22.00, respectively, for any 20 trading days within a period of 30 consecutive trading days following the Closing and before the earlier of (i) the fourth (4th) anniversary of the Closing and (ii) the date on which the Earnout Participant ceases to be employed by New WHC or its affiliates. An additional, cash earn-out payment of $10 million will be payable to WHC and will be distributed by WHC to the holders of its WHC Class B common units on a pro-rata basis (based on their respective ownership of pre-Closing WHC units), in accordance with the terms of the modified prospective post-closing Second A&R LLC Agreement if the aggregate transaction proceeds in the combined company at the Closing is in excess of $70 million, subject to written consent of the PIPE investors in any Spree financings prior to or at Closing.

Following the WHC Business Combination, the combined company will be organized in an “Up-C” tax structure, such that WHC and the subsidiaries of WHC will hold and operate substantially all of the assets and business of New WHC, and New WHC will be a publicly listed holding company that will hold equity interests in WHC. Under the Second A&R LLC Agreement, the WHC unit holders will have the right to redeem their WHC Class B common units (together with the forfeiture of shares of New WHC Class X common stock held by them) for New WHC Class A common stock, or, at New WHC’s option, cash, in each case, subject to certain restrictions set forth therein.

The consummation of the proposed WHC Business Combination is subject to certain conditions as further described in the WHC Business Combination Agreement. Additionally, upon the closing of the Transactions, the public company will be named WHC Worldwide, Inc., a Delaware corporation, with the New WHC Class A common stock and New WHC warrants prospectively to be listed on the NYSE (subject to a pending listing application) under the proposed symbols “ZTRP” and “ZTRP/W”, respectively.

Unless specifically stated, this Annual Report does not give effect to the proposed Transactions and does not contain a description of many of the risks associated with the Transactions. Such risks and effects relating to the proposed Transactions are described in the Registration Statement. The Registration Statement contains a description of the business, operations, financial condition, management, governance, capitalization and other materials terms related to the combined company following the proposed WHC Business Combination as well as information on the share redemption process and the Spree extraordinary general meeting to approve the WHC Business Combination Agreement and the Transactions contemplated thereunder. There are no assurances that the WHC Business Combination will be completed, as the consummation of the Transactions remains subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, the Registration Statement being declared effective by the SEC, the approval of the WHC Business Combination at the Spree extraordinary general meeting, and the approval by NYSE of New WHC’s listing application for the New WHC Class A common stock and New WHC warrants. For the avoidance of doubt, the Registration Statement is not incorporated by reference herein.

Industry Opportunity

Mobility is getting increasingly intelligent - cars, cities, roads etc. - all have started to increasingly deploy technology and data in order to achieve better products, services and utilization.

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

According to McKinsey, since 2010, investors have poured nearly $330 billion into more than 2,000 companies focused on mobility - specifically connectivity, automation, smart mobility and electrification (CASE) - with over $80 billion of this amount invested since the beginning of 2019 alone. About two-thirds of the total investment, or $206 billion, went to autonomous-vehicle (AV) technologies and smart mobility. A smaller amount - about $123 billion - went to connectivity and electric vehicles (EVs), suggesting that companies prefer to develop these technologies in-house, rather than by pursuing inorganic growth.

McKinsey further reports that non-incumbents have made over 90% of investments in future-mobility companies since 2010, with 65% coming from venture-capital and private-equity (VC/PE) companies and 28% from tech players. Traditional automotive companies only accounted for 7%, or roughly $20 billion to $25 billion, of the total amount invested.

Key industry trends and development focus include:

●	Autonomous driving technology has always been one of the most promising areas within the mobility industry and it continues to grow. This top mobility trend aims to minimize human negligence and errors to create safer roads. Comprehensive AI algorithms now take over the task of driving with advanced driver assistance systems (ADAS) to push the industry towards level-5 autonomous vehicles. Fleets of AVs expand the scope of first- and last-mile commute and make public transportation safer and more efficient. Artificial intelligence, combined with smart sensors, accelerate advancements in the mobility industry.

●	Internet of Things - Vehicles exchange data with a central hub, as well as each other, through cellular, WiFi, and satellite communications. Previously, Internet of Things, or IoT, was mostly used for entertainment and convenience but recently the focus is shifting to maintenance and safety functionalities. There are various ways to enable connectivity in mobility, for example, “built-in” with embedded original equipment manufacturer, or OEM, solutions or “brought-in” with smartphone-based apps. IoT connectivity enables easy tracking of vehicular data for various use cases such as insurance, driver safety, predictive maintenance, and fleet management. Sharing vehicular data helps not just the individual customer, but overhauls the entire mobility ecosystem.

●	Electric Mobility - To accelerate the growth of e-mobility and promote sustainable mobility, advances have to be spurred in electric drive solutions, electric vehicle, or EV, charging, and infrastructure, as well as data analytics and security. Despite the numerous benefits of electric vehicles to the environment, there still remain many hurdles for their adoption. Startups globally develop solutions to enable the widespread adoption of EVs by providing efficient batteries and charging infrastructure. At the same time, emerging companies are manufacturing electric vehicles of all sizes to streamline the logistics sector and reduce harmful emissions.

●	Mobility as a Service - Integrating various modes of transportation into a single mobility service presents a user-centric approach to mobility. Mobility-as-a-Service, or MaaS, offers value-added services through the use of a single application to adopt and maintain a user-centric approach. Customers use a sole payment channel instead of multiple ticketing and payment operations, allowing for convenience and efficient planning. MaaS also introduces new business models to operate different transport options, reduce congestion and remove capacity constraints. Among the multiple benefits that MaaS offers, easy route planning and simplified payments are the keys that make this an emerging mobility trend.

●	Micromobility - is gradually gaining in popularity across the world for its convenience and environmental benefits. It is a powerful tool to tackle vehicular greenhouse gas (GHG) emissions and increase access to cheap transportation. Micromobility solutions are also fuel-efficient and do not use fossil fuel-based energy. Bicycles, which are conventionally popular for urban commuting, also help solve the first and last-mile commute and delivery challenges by providing a low cost, easily accessible means of short distance transport. Furthermore, e-bikes, which are lightweight and faster than bicycles, are attracting more city-dwellers to switch to a more convenient form of transportation for their daily commute.

●	Artificial Intelligence (AI) - is gaining in functionality and applicability with the refinement of machine learning (ML) algorithms. AI creates new applications in the mobility industry with robotic automation and advanced data analytics. Particularly, AI is the base for level-4 and level-5 autonomous driving, image recognition, predictive maintenance, and in-vehicle experiences. These solutions guide self-driving cars, manage fleets, assist drivers to improve safety and improve services such as vehicle inspection or insurance. AI also finds applications in automotive manufacturing, where it accelerates the rate of production and helps reduce costs. As in many other industries, AI is also part of the top mobility industry trends.

●	Smart Infrastructure - widely acknowledged as the foundation for building smart cities. It extends not only to smart roads, automated parking, and IoT but also to all the various signals and signs along the roadside that provide information to drivers and AVs. AI-based driving systems utilize a broad range of advanced sensors to understand their environment and make data-driven decisions. For example, sensors factor in road signs and other visual information to make an optimal driving decision. Startups develop many solutions for smart infrastructure and smart roads to enable vehicles to communicate with their environment and reduce the burden on drivers.

●	Big Data & Analytics - the mobility sector continuously generates a significant amount of data. Curating, comprehending, and generating insights from such unstructured data is critical to succeeding in the fast-paced mobility industry. Big data analytics and AI enable startups to develop data processing and analysis solutions to manage and understand large volumes of data. This helps mobility startups with fleet management, predictive maintenance, as well as monitoring and tracking of vehicle data. For example, big data provides the necessary real-time data and support to companies providing a platform for road safety and management.

●	Augmented & Virtual Reality - a big challenge for the mobility industry is reducing road accidents due to human negligence. Startups develop AR solutions to restrict the number of distractions for a driver. For example, heads-up displays (HUDs) limit the attention of drivers from their dashboards to their windshields by providing the required information on their windshields. AR-based applications also allow automotive companies to provide simulations when the customers or cars are not present in a showroom. These applications improve customer experiences by allowing car owners to remotely inspect their cars. Startups also work on AR/VR solutions to ease the complications encountered by a technician during maintenance.

●	3D Printing - Startups and emerging companies are providing 3D printing services for creating various automotive parts. Additive manufacturing with different materials also allows for designing versatile components and spare parts. These include materials that possess a variety of properties like elasticity, conductivity, and heat resistance, all of which have automotive applications. Automotive companies use prototyping of parts or full-scale designs for multiple purposes, including for testing forms and shapes. 3D printing of such prototypes involves considerably lower costs than actually fabricating the design. This opens new opportunities for startups to test new material combinations with low-cost multiple iterations, thus enabling rapid prototyping.

Analysts are forecasting substantial growth in key sectors of the mobility industry, for example:

a)	Electric Vehicle - according to Meticulous Research®, the EV market is expected to grow at a CAGR of 33.6% from 2020 to reach $2,495.4 billion by 2027. By volume, it is expected to reach 233.9 million units by 2027 (CAGR of 21.7%). Growth of the EV market is mainly attributed to factors such as supportive government policies and regulations promoting the adoption of EVs, increasing investments by leading automotive OEMs, rising environmental concerns regarding automotive emissions, and the decreasing prices of batteries. However, the lack of charging infrastructure and standardization remains a challenge. The increasing adoption of electric mobility in emerging economies and the growing adoption of autonomous driving vehicles are projected to provide significant growth opportunities for vendors operating in this market. Some of the major trends that may support the growth of this market are the growing deployment of charging stations by retail multinational corporations, or MNCs, increasing adoption of shared mobility, and increasing deployment of smart charging systems. The market research firm IDTechEx estimates EVs will constitute up to 80% of the global market by 2040 (IDTechEx: ‘Electric Vehicles: Land, Sea and Air 2021-2041’).

b)	Mobility as a Service - according to Emergen Research, the Global Mobility as a Service Market will reach $523.61 billion by 2027, driven by the convergence and the growth of the telecom sector and the transportation industry. Transport authorities, governments, customers, and businesses have started understanding the ample potential for unlocking various opportunities. There has been a surge in the awareness for the adoption of a user-centric approach to look at the mobility opportunities provided to customers as a part of a wider, integrated system.

c)	Advanced Driver Assistance - ADAS are electronic systems in a vehicle that use advanced technologies to assist drivers and increase car and road safety. These technologies work to mitigate accidents due to human error and are among the fastest-growing segments in automotive electronics. The ADAS sensor market is predicted to grow to $40.8 billion in 2030 from $11.5 billion in 2019 (CAGR of 11.7%).

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

There have also been several acquisitions and SPAC mergers, including:

a)	Gogoro - Entered into an agreement to merge with Poema Global at a $2.4 billion valuation. Gogoro is a developer of electric scooters and battery exchange stations utilizing clean energy for smart cities

b)	Veoneer - Entered into definitive agreement to be acquired by Qualcomm and SSW partners for $4.5 billion. At closing, SSW will retain Veoneer’s Active Safety and Restraint Control Systems businesses, while Qualcomm will retain Veoneer’s Arriver business consisting of computer vision and Advanced Driver Assistance Systems platforms

c)	Wallbox - Merged with Kensington Capital Acquisition Corp. II at a $1.5 billion valuation. Wallbox develops and provides charging and energy management systems for electric vehicles and homes, allowing users to send energy back to the grid

d)	Li-Cycle - Merged with Peridot Acquisition Corp. at a $1.7 billion valuation. Li-Cycle is a lithium-ion battery resource recovery and lithium-ion battery recycler focused on the recovery of batteries, black mass and other intermediate materials

e)	CCC Information Services - Merged with Dragoneer Growth Opportunities Corp. at a $6.5 billion valuation. CCC Information Services provides data and information services to automotive insurance companies

f)	indie Semiconductor - Merged with Thunder Bridge Acquisition II in June 2021 at a valuation of $1.4 billion. indie Semiconductor provides next generation semi-conductor and software solutions for the semiconductor space

g)	Arrival - Merged with CIIG Merger Corp. at a $5.4 billion valuation. Arrival utilizes a new approach to the manufacturing of clean energy vehicles and is engaged in the production of commercial electric vehicles and vans for the European market

h)	Metromile - Merged with INSU Acquisition Corp. II in February 2021 at a $1.3 billion market capitalization. Metromile offers pay-per-mile insurance to individuals and corporations

i)	Moovit - Acquired by Intel in May 2020 for approximately $900 million. Moovit is known for its urban mobility application that offers travelers around the world the best multimodal trip planning

j)	Zoox - Acquired by Amazon in July of 2019 for $1.2 billion. Zoox is developing an autonomous ride-on-demand service leveraging a vehicle purpose-built for the ride-on-demand sector

k)	MobileEye - Acquired by Intel in May 2017 for $15.3 billion. This deal enhanced Intel’s vital capabilities in autonomous driving systems and relationships with automakers

l)	Waze - A leading navigation service provider acquired by Google for approximately $1 billion in June 2013.

Acquisition Strategy and Criteria

Our acquisition strategy is to identify an untapped opportunity within our target mobility industry and offer a public-ready business, a facility through which to enter the public sphere, access capital markets, and advance its priorities.

We have focused on mid-size mobility companies that have a solid technological foundation and promising market opportunities which have so far refrained from becoming public for a variety of reasons. We have hoped to serve as an attractive partner for those companies, enabling them to go public in an alternate, more easily accessible manner - a business combination transaction - and to thereby benefit from the capital-raising options available for a publicly traded company in the U.S.

Our sponsor’s participants and their affiliates have extensive experience and expertise in strategic investments in public and private companies where they have a strong investment conviction driven by clearly identifiable growth opportunities. We have applied a similar investment philosophy and approach to analyzing prospective targets and identifying an attractive business combination.

The experience and networks of the members of our team have been a key element in our acquisition strategy. We believe that we are offering WHC significant added value, which may have represented a decisive competitive advantage when compared to other SPACs.

Our team members have formidable knowledge of the mobility industry. We all have developed, built and are actively involved in companies building solutions for the automotive and mobility sectors. We recognize that often company founders who conceive and develop outstanding technologies do not have the necessary market knowledge and business experience to build a strong team and successfully convert their technology into commercial products. We believe that we provide that or can help founders achieve it.

Our team has the ability to evaluate businesses comprehensively - 360 degrees, including technology, IP, competition and management - in order to assess whether the subject has the potential to be a truly good business.

Equally important is our team’s well developed positioning in the mobility sector. With the team spread across North America, Europe and the Middle East (Israel), team members are already familiar with a substantial percentage of the likely acquisition targets that are a part of the evaluation process.

We are confident of our ability to bring significant added value to an acquisition target such as WHC, including:

●	Giving it access to our networks. We have well established contacts at senior level with executives in automotive and other relevant sectors. These could be used to open doors and facilitate business development opportunities, receive feedback on the attractiveness and potential of the products and so on.

●	Generally advising and participating in management discussions, giving the benefit of our experience and technological knowledge.

●	Considering and implementing corporate finance activities, including identifying and executing merger opportunities between companies in the mobility sector with strong synergies where the pooling of resources could well bring about economies of scale and significant increases in enterprise value.

It must be emphasized that we take a highly proactive approach. We have been employing the following procedure in evaluating prospective target businesses for our initial business combination:

a)	Utilizing mobility industry expertise to identify about 100 potential targets.

b)	Carrying out detailed evaluation in order to create a short list of between six and 12 potential targets.

c)	Monitoring the six to 12 selected companies for up to four months, in order to assess their activities under regular operating conditions.

d)	Initiating contact with management and starting the due diligence process. The due diligence includes close involvement in the potential target companies, including participation in management meetings, attending meetings with customers, suppliers and other relevant parties.

e)	Negotiating and executing an acquisition.

f)	Post-acquisition monitoring and possible active participation in company management as appropriate.

We have relied upon the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We have used these criteria in evaluating WHC; however, no individual criterion was entirely determinative of our decision to pursue the prospective WHC Business Combination..

Essentially we have sought a good company, with strong growth potential, having a management team that demonstrates openness to accept advice and to reassess objectives in light of changing market circumstances.

We have focused on target businesses or assets with the following attributes:

●	Large Markets. We have targeted companies that operate or will operate in a large addressable market in the mobility sector and related technologies.

●	Middle-Market Businesses. We believe that the middle-market segment provides the greatest number of opportunities for investment and is consistent with our sponsor’s participants’ investment history across the various mobility segments. These segments are where our management team has the strongest capability to identify attractive opportunities. We have been seeking to acquire potential target businesses that can use the funding we bring to achieve value-creating milestones.

●	Established Platform at Inflection Point of Growth. Collectively, our management team and board have meaningful experience operating and investing in a broad range of businesses participating in future mobility. We believe that our broad understanding of companies operating in the mobility ecosystem, including connected, autonomous, shared and electric focused mobility businesses, uniquely positions us to identify companies at the center of mobility trends and identify opportunities where capital deployment can be most impactful.

●	Benefit from Being a Public Company. We have been seeking potential target businesses with technological or other competitive advantages in the markets in which they operate that can benefit from a broader access to capital, and the heightened public profile associated with being a publicly traded company. It is likely that our target company will have been planning a public issue as its preferred medium-long term financing strategy.

●	Technology-Driven Business Model. We have been seeking to acquire potential target businesses with pioneering technologies in the mobility sector, where we are able to utilize our industry knowledge and contacts to validate the value proposition and provide added value.

●	Competitive Edge. We have been targeting companies that are set up for long term growth and as such, have a competitive edge. This may include first to market, network effects, lead in technology or access to the key customers.

●	Experienced Management Team. A target company’s management team and engineering/technical teams is a key part of our evaluation. The right combination of management and technical expertise at a target company is the key to long term success for these types of companies. Our management team and our board have significant experience in understanding such companies and evaluating a company’s management and technical expertise. The team must be suitable as a candidate for a public listing.

●	Significant Growth Prospects. We have been looking to select a target business expected to have significant embedded and/or underexploited growth opportunities; with near- and longer-term valuation inflection points that will allow it to reap the advantages and acceleration of having access to public capital markets. It is important to see that the availability of investment will accelerate the growth path.

We may use other criteria and guidelines as well. Any evaluation relating to the merits of a particular initial business combination were to be based on these general criteria and guidelines as well as other considerations, factors, and criteria that our management may deem relevant.

In evaluating a prospective target business, we have conducted comprehensive due diligence review. That due diligence review has included, among other things, a financial statement analysis, initial public offering readiness assessment, business practices integration analysis, document reviews, meetings with the target’s management and other employees, inspection of facilities, consultations with relevant industry experts, competitors, customers, and suppliers, as well as a review of additional information (operational, financial, legal and otherwise) that we have obtained as part of our analysis of a target company.

We were not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we had sought to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, was to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. WHC is not a company that is affiliated with our sponsor, officers, or directors.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor (and the investors in the sponsor) and the relationships they have developed because of such experience, has provided us with a substantial number of potential business combination targets.

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

This network has grown through sourcing, acquiring, and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience has helped us to identify attractive mobility technology-based businesses that can benefit from access to the public markets, and execute complex business combination transactions, thereby enhancing shareholder value. In addition, target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We believe that we have been well-positioned to leverage our sponsor’s, affiliates’, and management team’s successful track record growing local and international technology companies into large, successful publicly traded entities, and their deep network of relationships, as strong competitive advantages. We have utilized our management’s and sponsor’s expertise and their respective deal-sourcing capabilities to provide us with a strong pipeline of potential targets.

We believe that the experience of our management team and directors in evaluating assets through investing and company building has enabled us to source the highest quality targets. Our selection process has leveraged the relationships of our management team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers, and a network of investment banking executives, attorneys, and accountants. Together with this network of trusted partners, we can capitalize the target business and create purposeful strategic initiatives to achieve attractive growth and performance targets.

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

Our management team consists of Rani Plaut, our Chief Executive Officer and director, Nir Sasson, our Chief Operating Officer, and Shay Kronfeld, our Chief Financial Officer and VP Business.

Initial Significant Activities Following Inception

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

Each public unit consists of one Class A ordinary share and one-half of a public warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share for $11.50 per share. The public units were sold at a price of $10.00 per unit, generating gross proceeds to us of $200,000,000.

Substantially concurrent with the closing of our IPO, we completed the private sale of an aggregate of 945,715 private units to Spree Operandi U.S. LP, the wholly-owned U.S. subsidiary of our sponsor, Spree Operandi, LP. The purchase price per private unit was $10.00, generating aggregate gross proceeds to us of $9,457,150. The warrants contained in the private units are identical to the warrants included in the units sold in the initial public offering, except that, for so long as they are held by Spree Operandi, LP or its affiliates: (1) they are not redeemable by us; (2) they may not (including the Class A ordinary shares issuable upon exercise of those warrants), subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination; and (3) they (including the Class A ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Following the closings, a total of $204,000,000 from the proceeds of the initial public offering and the sale of the private units was placed in the trust account.

Our units commenced trading on the NYSE on December 20, 2021 under the symbol “SHAPU”. Beginning on February 4, 2022, holders of the public units have been able to elect to separately trade the public shares and public warrants included in the units. The Class A ordinary shares and warrants that are separated are traded on the NYSE under the symbols “SHAP” and “SHAP/W,” respectively. Units that are not separated continue to trade on the NYSE under the symbol “SHAP/U.”

Competitive Strengths

Status as a Public Company

We believe that our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination.

In this situation, the owners of the target business would exchange their shares of stock or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. In the case of the WHC Business Combination, we have worked with WHC to structure the Transactions so that the combined company will be organized in an “Up-C” tax structure following the WHC Business Combination, such that WHC and the subsidiaries of WHC will hold and operate substantially all of the assets and business of New WHC, and New WHC will be a publicly listed holding company that will hold equity interests in WHC. Based on that structure, the preexisting WHC unit holders would potentially exchange their equity interest in both WHC (Class B common units) and New WHC (New WHC Class X common stock) for New WHC Class A common stock to be held in the public holding company. We believe that target businesses might find a de-SPAC business combination avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds available in our trust fund in an approximate amount of $208,690,000 (as of March 21, 2023), assuming no redemptions, and after payment of a $9,000,000 deferred underwriting fee to Stifel in connection with the business combination, in each case before additional fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that allows us to tailor the consideration to be paid to the target business to fit its needs and desires. In the case of the WHC Business Combination, we expect to utilize the “Up-C” tax structure and enable the target company equity holders (WHC unit holders) to potentially receive equity in the publicly traded, parent holding company. Given the possibility that there may be a significant percentage of our public shareholders that may elect to redeem their shares in connection with the WHC Business Combination or any other business combination, thereby reducing our cash resources in the trust account, we plan to secure a PIPE financing in order to successfully effect the WHC Business Combination. However, there can be no assurance that such a financing will be available to us.

Effecting a Business Combination

General

We are utilizing cash derived from the proceeds of our initial public offering and the private placement of units in effecting a business combination (presently, the WHC Business Combination). Investors in our initial public offering invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. In the case of the WHC Business Combination, we are seeking to consummate a business combination with a company that has undergone significant growth since it was formed in 2018, with significant revenues to fund its operations. In an effort to focus on strengthening WHC’s business on a stand-alone basis, we expect to effect only a single business combination with the proceeds from our initial public offering and concurrent private placement.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we have had virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described under “Acquisition Strategy and Criteria” above. Now that we are party to the WHC Business Combination Agreement, investors will need to evaluate the possible merits or risks of WHC as a target business with which we may complete the WHC Business Combination by reviewing the Registration Statement that we filed with respect to that transaction. Although our management has endeavored to evaluate the risks inherent in the WHC Business Combination, we cannot assure you that we have properly ascertained or assessed all significant risk factors.

Sources of Target Businesses

As the principal means of identifying potential target businesses, we have relied on the extensive contacts and relationships of our sponsor, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, the relationships that they have developed over their careers and their access to our sponsor’s members’ and affiliates’ contacts and resources generated a number of potential business combination opportunities that warranted further investigation. We also have had target business candidates brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses have been brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also introduced us to target businesses they thought we would be interested in on an unsolicited basis, since many of these sources read our public disclosures and know what types of businesses we were targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We have also engaged the services of professional firms or other individuals that specialize in business acquisitions on a formal basis (including Stifel, which has served as our financial advisor), to which we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than:

●	the monthly $10,000 administrative services fee;

●	the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	the repayment of up to $300,000 in loans that the sponsor may provide to us, which loans were evidenced by the an unsecured promissory note under which we had initially borrowed $199,598 prior to the consummation of our IPO, which was repaid in full upon the consummation of our IPO;

●	any additional working capital loans that our sponsor may provide to us; and

●	the reimbursement of any out-of-pocket expenses.

Our audit committee reviews and approves all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor, and WHC is not affiliated with any of them. However, to the extent the WHC Business Combination is not completed for any reason, we are not restricted from entering into a transaction with an entity that has any such affiliation and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view. Because WHC is not affiliated with any of our officers, directors or sponsor, we have not obtained any such opinion in connection with the WHC Business Combination.

Selection of a Target Business and Structuring of a Business Combination

We initially had 15 months from the closing date of our initial public offering (i.e., until March 20, 2023) to consummate our initial business combination, which period was to be extended: (a) an additional three months to a total of 18 months if we were to file (i) a Form 8-K that included a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination, but without completing the initial business combination within such 15-month period; (b) up to two instances of an additional three months per instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension an amount equal to $0.10 per unit or (c) for an additional period as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (in each case, an “Extension Period”). Because we filed a Form 8-K to report our entry into the WHC Business Combination Agreement on October 31, 2022, we qualified for an initial three-month Extension Period, until June 20, 2023.

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, except as described above under “Acquisition Strategy and Criteria”.

An evaluation relating to the merits of a particular business combination has been based, to the extent relevant, on such factors, as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we have conducted an extensive due diligence review which has encompassed, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which has been made available to us. This due diligence review has been conducted by our management.

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

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses (as is the case with the WHC Business Combination). We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and their respective growth rates, book value and/or the market size addressed ). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations (as is the case with the proxy solicitation materials for the WHC Business Combination). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. We have not obtained such an opinion in the case of the WHC Business Combination, given that our board of directors has independently made that determination.

Lack of Business Diversification

We are currently seeking the WHC Business Combination with just one business— that of WHC. Therefore, at least initially, the prospects for our success will be entirely dependent upon the future performance of WHC’s business operations. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

Limited Ability to Evaluate the Target Business’ Management

Although we have scrutinized the management of WHC (and would do likewise with any other potential target business) when evaluating the desirability of effecting a business combination with it, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management of the combined company will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in WHC or any other business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, not all of our officers and directors have significant experience or knowledge relating to the operations of WHC, and may not have such experience or knowledge with respect to any other particular target business.

Following a business combination, the combined company may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that the combined company will have the ability to recruit additional managers, or that any such additional managers it does recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) as we plan to do in the case of the WHC Business Combination, seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, for their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. In the case of the WHC Business Combination, the terms of the WHC Business Combination Agreement require us to obtain that shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Our amended and restated memorandum and articles of association, as well as a closing condition under the WHC Business Combination Agreement, provide that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation. In addition, our amended and restated memorandum and articles of association provide that if we seek shareholder approval for our initial business combination (as is the case with the WHC Business Combination), a majority of the outstanding ordinary shares voted are voted in favor of the business combination. We have chosen our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. If we do not meet that requirement, and WHC and/or our shareholders do not approve amendments to the WHC Business Combination Agreement or the amended and restated memorandum and articles of association to eliminate those requirements, we will be unable to complete the WHC Business Combination, and our public shareholders may need to wait until June 20, 2023 (or later, if we extend that date) in order to be able to receive a pro rata share of the trust account upon our liquidation.

In connection with the Spree extraordinary general meeting to approve the WHC Business Combination (or any other potential business combination), our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of the proposed business combination, (2) not to redeem any ordinary shares in connection with the shareholder vote to approve the proposed initial business combination and (3) in the case of a tender offer (not applicable to the WHC Business Combination), not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial shareholders or their affiliates has indicated any intention to purchase units or Class A ordinary shares from persons in the open market or in private transactions. However, if a significant number of shareholders vote, or indicate an intention to vote, against a proposed business combination or indicate that they wish to have their shares redeemed, our officers, directors, sponsor, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial shareholders and their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any general meeting called to approve an initial business combination, public shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their Class A ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial shareholders and our officers and directors do not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to, or following, our initial public offering or purchased by them in the aftermarket.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent typically charges the tendering broker $45.00, and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. The proxy statement/prospectus for the Spree extraordinary general meeting at which the approval of the WHC Business Combination will be presented includes such a requirement. Accordingly, a shareholder would have from the time the shareholder received our proxy statement/prospectus up until two business days prior to the scheduled vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any general meeting called to approve a proposed initial business combination, we may require shareholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of Class A ordinary shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

If the WHC Business Combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing date of our initial public offering (or up to any additional Extension Period, if applicable).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only 18 months (after including the three-month Extension Period to which we are already entitled) from the closing date of our initial public offering (as may be extended further under any additional Extension Period, if applicable) to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period or any additional Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period or any additional Extension Period. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within 18 months or during any additional Extension Period from the closing date of our initial public offering. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time frame or any additional Extension Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing the redemption rights provided to shareholders as described in this Annual Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account (approximately $7,000 as of December 31, 2022), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our initial public offering and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $7,000 (as of December 31, 2022) from the proceeds of our initial public offering and the sale of the private units that is held outside of our trust account, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 18 months (reflecting an initial three-month Extension Period to which we are entitled) from the closing date of our initial public offering or during any additional Extension Period, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

●	Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contain a provision that if we seek to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination within 15 months from the closing date of our initial public offering or during any Extension Period (including the initial three-month Extension Period to which we are entitled) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 15 months from the closing date of our initial public offering or during any Extension Period (including the initial three-month Extension Period to which we are entitled), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 15 months from the closing date of our initial public offering (or up to any Extension Period, if applicable, including initial three-month Extension Period to which we are entitled) or (y) amend the foregoing provisions.

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

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within 18 months (which includes the initial three-month Extension Period to which we are entitled) or any additional Extension Period, if applicable, following the closing of our IPO.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.20 per share), including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. Such purchases will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the trust account will be used to purchase shares in such transactions.	If we are unable to complete our initial business combination within 18 months (or any additional Extension Period) from the closing of our IPO, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (which is initially anticipated to be $10.20 per share), including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting fee and interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there will be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining shareholder after such redemptions.

Competition

We face intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. In the event that we are unsuccessful in consummating the WHC Business Combination, we believe that while there are numerous target businesses that we could potentially acquire with the net proceeds from our initial public offering and the sale of the private units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to redeem a significant amount of our Class A ordinary shares for cash, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We may furthermore face competition from other newly-formed entities that may target a business combination transaction with similar focus areas as ours, which may intensify the competition that we face in achieving our objective.

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

We will provide shareholders with audited financial statements of the prospective target business (as we will do for WHC) as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, the WHC Business Combination or Any Other Business Combination

The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the WHC Business Combination in the most desirable manner that will optimize the capital structure of New WHC, or at all.

Over the last year, the rate of redemption of shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of the initial business combination of a SPAC has increased significantly, thereby increasing the likelihood that we, too, will face a high level of redemptions that will jeopardize our ability to successfully consummate the WHC Business Combination. The amount of the deferred underwriting commissions payable to the underwriters for our IPO will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate the WHC Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay, and the payment of, the deferred underwriting commissions.

If a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the WHC Business Combination or any other business combination transaction to reserve a greater portion of the cash in the trust account or arrange for substantial third party financing. In the case of the WHC Business Combination, we need to meet the WHC Minimum Cash Condition, which requires us to have $50 million of aggregate cash from the trust account (net of redemptions) and any PIPE financing (net of certain expenses). Due to the expected high rates of redemptions of public shares we will likely be relying upon significant PIPE or other outside financing to meet the WHC Minimum Cash Condition. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the WHC Business Combination in the most desirable manner that will optimize our capital structure.

At the time of entering into the WHC Business Combination Agreement, we did not know how many shareholders may exercise their redemption rights, and therefore, we needed to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. Unless the Minimum Cash Condition is waived by WHC, the WHC Business Combination Agreement could terminate and the WHC Business Combination may not be consummated.

If we are not able to complete the WHC Business Combination nor able to complete another business combination by June 20, 2023, in each case, as such date may be extended pursuant to our amended and restated memorandum and articles of association, we would cease all operations except for the purpose of winding up and we would redeem our Class A ordinary shares and liquidate the trust account, in which case our public shareholders may only receive approximately $10.20 per share or less than such amount in certain circumstances, and our warrants will expire worthless.

Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of high inflation, rising interest rates, fears of recession, terrorist attacks, natural disaster or a significant outbreak of infectious diseases. These trends could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, these trends may negatively impact the business of New WHC following the WHC Business Combination.

If we are unable to complete our initial business combination by June 30, 2023 or within an additional Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 30, 2023 or within an additional Extension Period. In such case, our public shareholders may only receive approximately $10.20 per share or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

We may be unable to obtain— on reasonable terms or at all— additional financing in connection with our initial business combination or to fund the operations and growth of WHC or another target business, which could compel us to restructure or abandon a particular business combination.

Because of expected significant redemptions of public shares, the net proceeds of our initial public offering and the sale of the private units in the trust account may not be sufficient to allow us to meet the WHC Minimum Cash Condition in the WHC Business Combination Agreement and to complete the WHC Business Combination or any other initial business combination. We may therefore be required to seek additional financing or to abandon the proposed business combination. While we plan to pursue a PIPE financing, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete the WHC Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. The market for financings of initial business combinations of SPACs in recent times has been very difficult, with financings often available only on terms that are onerous to the surviving company of the business combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete he WHC Business Combination or any other initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors below.

If our initial business combination with WHC (or any other initial business combination) is not completed (due to excessive redemptions or other reasons), you may need to wait for liquidation in order to obtain value for your shares.

If the WHC Business Combination is not completed (due to excessive redemptions that cause us to fail to meet the WHC Minimum Cash Condition, or for any other reason), you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

Neither the Spree Board nor any committee thereof obtained a third-party valuation in determining whether or not to pursue the WHC Business Combination.

Neither the Spree Board nor any committee thereof is required to obtain an opinion from an independent investment banking or accounting firm that the price that Spree will pay for WHC is fair to Spree from a financial point of view. Neither the Spree Board nor any committee thereof obtained a third-party valuation in connection with the WHC Business Combination. In analyzing the WHC Business Combination, the Spree Board and management conducted due diligence on WHC and researched the industry in which WHC operates. The Spree Board reviewed, among other things, financial due diligence materials prepared by professional advisors, including quality of earnings reports and tax due diligence reports, financial and market data information on selected comparable companies, the implied purchase price multiple of WHC and the financial terms set forth in the WHC Business Combination Agreement, and concluded that the WHC Business Combination was in the best interest of Spree’s shareholders. Accordingly, investors will be relying solely on the judgment of the Spree Board and management in valuing WHC, and the Spree Board and management may not have properly valued WHC’s business. The lack of a third-party valuation may also lead an increased number of shareholders to vote against the WHC Business Combination or demand redemption of their shares, which could potentially impact our ability to consummate the WHC Business Combination.

We have not obtained a fairness opinion from an independent investment banking firm for the WHC Business Combination, and consequently, there is no assurance from an independent source that the WHC Business Combination is fair to our shareholders from a financial point of view.

We are not required to, and have not obtained, a fairness opinion from an independent investment banking firm that the WHC Business Combination is fair to our public shareholders from a financial point of view. The fair market value of WHC has been determined by our board based upon the financial skills and background of its directors, and our public shareholders will be relying on the judgment of our board with respect to such matters.

We intend to issue our shares to investors in connection with the WHC Business Combination at a price that is less than the prevailing market price of our shares at that time.

In connection with the WHC Business Combination, we will issue shares to investors in a private placement, or PIPE, financing at a price to be determined. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We need to comply with the rules of NYSE that require our initial business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination.

The rules of NYSE require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. While we believe that WHC complies with this requirement, if we are unable to complete the WHC Business Combination and we are unable to locate an alternative target business or businesses that satisfy this fair market value test, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are not then listed on NYSE for whatever reason, we would not be required to satisfy the foregoing 80% fair market value test and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

In connection with our attempt to obtain shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

Pursuant to the Registration Statement that we filed with the SEC on February 14, 2023, we will seek shareholder approval of the WHC Business Combination. Our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of the WHC Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the WHC Business Combination and thereby increase the likelihood of obtaining shareholder approval of the WHC Business Combination or to satisfy the WHC Minimum Cash Condition if it appears that such closing condition would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination when it may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate through June 20, 2023 (or until the end of any additional Extension Period), and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.20 per share.

As of December 31, 2022, we had approximately $7,000 in cash held outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until June 20, 2023 (or until the end of any further Extension Period), assuming that the WHC Business Combination is not completed during that time. We might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any additional target businesses.

If we are required to seek additional capital, we would need to borrow funds from the sponsor, members of our management team or other third parties to operate or may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain additional financing, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.20 per share on our redemption of the public shares.

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

The notes to the financial statements included in this Annual Report contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We cannot assure you that our plans to consummate an initial business combination will be successful, which is in part dependent on our ability to obtain sufficient financing for the company that continues after that business combination. The market for financings of companies emerging from a business combination with a SPAC has become very tight in the last year-plus. In the absence of such a business combination transaction, our company will cease to exist after June 20, 2023 (which reflects an Extension Period due to our announcement of entry into the WHC Business Combination Agreement), which would occur less than 12 months following the date of this Annual Report. The short-term expiration date for our company, as well as our need to obtain additional funds in order to satisfy our liquidity needs, raises substantial doubt about our ability to continue as a going concern. The financial statements contained in Item 15 of this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

Of the net proceeds from our initial public offering and the sale of the private units, approximately $208,689,550 (assuming no redemption of Class A ordinary shares) was available to us as of March 21, 2023 to complete our business combination and pay related fees and expenses (which fees include $9,000,000 for the payment of a deferred underwriting fee to Stifel subject to our consummation of a business combination transaction).

We may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business (such as WHC’s business), property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services (such as those of WHC).

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the industry in which the combined company plans to operate subsequent to our initial business combination.

We may attempt to complete our initial business combination with a private company (such as WHC) about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company (such as WHC). Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of their provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares following the closing date of our initial public offering, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of their provisions (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report if we do not complete our initial business combination within 15 months from the closing date of our initial public offering or during any Extension Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless, in either case, we provide public shareholders the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Risks Relating to the Post-Business Combination Company

Subsequent to consummation of the WHC Business Combination (or alternative business combination), we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence conducted in relation to WHC has identified all material issues or risks associated with WHC, its business or the industry in which it competes. As a result of these factors, we may incur additional costs and expenses and we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities or New WHC. Accordingly, any shareholders of Spree who choose to remain New WHC stockholders following the WHC Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus relating to the WHC Business Combination contained an actionable material misstatement or material omission.

Changes in U.S. tax legislation may adversely affect the combined company’s financial condition, operating results, and cash flows.

WHC is a U.S.-based company subject to tax in multiple U.S. tax jurisdictions. U.S. tax legislation enacted in 2017 (modified in 2020) and 2022, has significantly changed the U.S. federal income taxation of U.S. corporations. The legislation and regulations promulgated in connection therewith remain unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and incremental implementing regulations by the U.S. Treasury and U.S. Internal Revenue Service (the “IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it remains unclear in some instances how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

We are unable to predict what U.S. tax reforms may be proposed or enacted in the future or what effects such future changes would have on WHC’s business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which the combined company operates could increase the estimated tax liability that WHC has expensed to date and paid or accrued on its balance sheet; affect the combined company’s financial position, future operating results, cash flows, and effective tax rates where it has operations; reduce post-tax returns to our equity holders; and increase the complexity, burden, and cost of tax compliance. The combined company will be subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals. The governments of countries in which the combined company operates and other governmental bodies could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which WHC has interpreted and historically applied the rules and regulations described above in its income tax returns filed in such jurisdictions. New laws could significantly increase the combined company’s tax obligations in the countries in which it does business or require it to change the manner in which it operates its business. Many of these changes to the taxation of the combined company’s activities could increase its worldwide effective tax rate and harm its financial position, operating results, and cash flows.

The combined company may require additional capital to support the growth of its business, and that capital might not be available on reasonable terms or at all.

To continue to effectively compete, the combined company may require additional funds to support the growth of its business and allow it to invest in new services, offerings, and markets. If the combined company raises additional funds through further issuances of equity or convertible debt securities, its existing equity holders may suffer significant dilution, and any new equity securities it issues may have rights, preferences, and privileges superior to those of existing equity holders. Any debt financing it secures in the future could contain restrictive covenants relating to its ability to incur additional indebtedness and other financial and operational matters that make it more difficult for it to obtain additional capital with which to pursue business opportunities. The combined company may not be able to obtain additional financing on favorable terms, if at all. If it is unable to obtain adequate financing or financing on terms satisfactory to it when required, its ability to continue to support its business growth and to respond to business challenges and competition may be significantly limited.

Risks Relating to our Management Team and Sponsor

Our ability to successfully effect our initial business combination and to be successful thereafter is totally dependent upon the efforts of our key personnel, some of whom may join us via WHC (or other target company) following our initial business combination. The loss of key WHC (or other target company) personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination (prospectively, the WHC Business Combination) is dependent upon the efforts of our and target company’s (WHC’s) key personnel. The role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with WHC in senior management, board member or advisory positions following our WHC Business Combination, all of the management of WHC will remain in place. While we have attempted to closely scrutinize any individuals we engage after the WHC Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. WHC’s (or other target company’s) management may lack the skills, qualifications or abilities we suspected. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

In addition, the officers and directors of WHC may resign upon completion of the WHC Business Combination. The role of WHC’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of WHC’s management team will remain associated with WHC following our initial business combination, it is possible that members of the management of WHC will not wish to remain in place. The departure of WHC’s key personnel could negatively impact the operations and profitability of our post-business combination company.

Since the sponsor and Spree’s directors and executive officers, have interests that are different, or in addition to (and which may conflict with), the interests of our shareholders, a conflict of interest may have existed in determining whether the WHC Business Combination is appropriate as our initial business combination. Such interests include that sponsor, as well as our executive officers and directors, will lose their entire investment in us if we do not complete a business combination.

When you consider the Spree Board’s approval of the WHC Business Combination, you should keep in mind that the sponsor and the other insiders, including Spree’s directors and executive officers, have interests in such proposal that are different from, or in addition to (which may conflict with), those of Spree shareholders generally.

These conflicts of interest include, among other things, the interests listed below:

●	the fact that the sponsor has agreed not to redeem any Class A ordinary shares held by it in connection with a shareholder vote to approve a proposed initial business combination;

●	the fact that the sponsor paid an aggregate of $25,000 for the 5,000,000 Class B ordinary shares currently owned by the sponsor and such securities will have a significantly higher value at the time of the WHC Business Combination (the Class A ordinary shares into which the Class B ordinary shares are convertible have an aggregate market value of approximately $52.05 million, based on the closing price of Class A ordinary shares of $10.41 on the NYSE on March 21, 2023);

●	the fact that sponsor paid $9,457,150 for its private units, and that the 945,715 private units would be worthless if a business combination is not consummated by June 20, 2023 (or before the end of any additional Extension Period, if applicable). The private placement shares and private warrants included in the private units have an aggregate market value of approximately $9,859,080, based on the closing price of Class A ordinary shares of $10.41 and the closing price of the public warrants of $0.03 on the NYSE on March 21, 2023;

●	the fact that the sponsor and Spree’s current officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to any ordinary shares (other than public shares) held by them if Spree fails to complete an initial business combination by June 20, 2023 (or before the end of any additional Extension Period, if applicable);

●	the fact that given the differential in the purchase price that the sponsor paid for the founder shares as compared to the price of the public units sold in the IPO and the substantial number of Class A ordinary shares that the sponsor will receive upon conversion of the Class B ordinary shares in connection with the WHC Business Combination, the sponsor and its affiliates may earn a positive rate of return on their investment even if the New WHC Class A common stock trades below the price initially paid for the public units in the IPO and the public shareholders experience a negative rate of return following the completion of the WHC Business Combination;

●	the fact that the WHC Investor Rights Agreement has been entered into by the sponsor;

●	the fact that, at the option of the sponsor, any amounts outstanding under any loan made by the sponsor or any of its affiliates to Spree in an aggregate amount of up to $1,500,000 may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender, in connection with the consummation of the WHC Business Combination;

●	the continued indemnification of Spree’s directors and officers and the continuation of Spree’s directors’ and officers’ liability insurance after the WHC Business Combination (i.e., a “tail policy”);

●	the fact that the sponsor and Spree’s officers and directors will lose their entire investment in Spree and will not be reimbursed for any out-of-pocket expenses if an initial business combination is not consummated by June 20, 2023 (or before the end of any additional Extension Period, if applicable), but will benefit from their investment and will be reimbursed for such expenses, without a cap or ceiling, if our initial business combination successfully closes by that time;

●	the fact that the sponsor and Spree’s officers and directors may be eligible to participate in future compensation programs, or become party to employment or consulting agreements with the combined company;

●	the fact that if the trust account is liquidated, including in the event Spree is unable to complete an initial business combination by June 20, 2023 (or before the end of any additional Extension Period, if applicable), the Sponsor has agreed to indemnify Spree to ensure that the proceeds in the trust account are not reduced below $10.20 per public share, or such lesser per public share amount as is in the trust account on the liquidation date, by the claims of prospective target businesses with which Spree has entered into an acquisition agreement or claims of any third party for services rendered or products sold to Spree, but only if such a vendor or target business has not executed a waiver of any and all rights to seek access to the trust account;

●	the fact that Spree may be entitled to distribute or pay over funds held by Spree outside the trust account to the sponsor or any of its affiliates prior to the Closing; and

●	certain of our officers and directors are affiliates of sponsor, which holds 945,715 Class A ordinary shares, which were issued in a private placement together with private warrants, and 5,000,000 Class B ordinary shares, which are convertible into Class A ordinary shares, totaling approximately a 22.9% equity stake in Spree.

The foregoing personal and financial interests of the sponsor as well as Spree’s directors and executive officers may have influenced their motivation in identifying and selecting WHC as a business combination target, completing an initial business combination with WHC and influencing the operation of the business following the WHC Business Combination.

Because our sponsor, officers and directors can purchase additional shares in anticipation of the vote on our initial business combination transaction, they may disproportionately influence the outcome of that vote in a manner that benefits themselves but is averse to the interests of our public shareholders.

We are seeking shareholder approval of the WHC Business Combination and we do not plan to conduct redemptions in connection with our initial business combination pursuant to the tender offer rules. Therefore, our sponsor, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Please see “Proposed Business - Comparison of redemption or purchase prices in connection with our initial business combination and if we fail to complete our initial business combination” for a description of how such persons determine from which shareholders they will seek to acquire shares. There is no limit as to the number of shares such persons may purchase, or any restriction on the price that they may pay.

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

Risks Relating to our Securities

NYSE may not list New WHC’s securities on its exchange, which could limit investors’ ability to enter into transactions in New WHC’s securities and subject New WHC to additional trading restrictions.

If a high level of redemptions materializes, we would have less liquidity and fewer round-lot holders of our public shares, which may make it more difficult to meet NYSE listing requirements. Since it is a condition to closing to receive the approval for listing by the NYSE of the shares of New WHC Class A Common Stock to be issued in connection with the transactions contemplated by the Business Combination Agreement, Spree’s reduced public float may make it more difficult for us to meet the NYSE listing requirements, and to consummate the Business Combination.

Even if we do meet the initial NYSE listing requirements, an active trading market for New WHC’s securities following the Business Combination may never develop or, if developed, it may not be sustained. In connection with the Business Combination, in order to continue to maintain the listing of our securities on the NYSE, we will be required to demonstrate compliance with the NYSE’s listing requirements. We will apply to have New WHC’s securities listed on the NYSE upon consummation of the Business Combination. We cannot assure you that we will be able to meet all listing requirements. Even if New WHC’s securities are listed on the NYSE, New WHC may be unable to maintain the listing of its securities in the future.

If New WHC fails to meet the listing requirements and the NYSE does not list its securities on its exchange, WHC would not be required to consummate the Business Combination. In the event that WHC elected to waive this condition, and the Business Combination was consummated without New WHC’s securities being listed on the NYSE or on another national securities exchange, New WHC could face significant material adverse consequences, including:

●	a limited availability of market quotations for New WHC’s securities;

●	reduced liquidity for New WHC’s securities;

●	a determination that New WHC Class A Common Stock is a “penny stock” which will require brokers trading in New WHC Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for New WHC’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If New WHC’s securities were not listed on the NYSE (or another national securities exchange), such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.

Our sponsor controls the appointment of our board of directors until completion of our initial business combination and holds a substantial interest in us. As a result, it appoints all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor owns 20% of our issued and outstanding ordinary shares (assuming that it has not purchased any units in our initial public offering or in trading on the open market afterwards). In addition, prior to our initial business combination, only the founders shares, all of which are held by our sponsor, have the right to vote on the appointment of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our sponsor purchases any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our sponsor exerts significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

Our public shareholders will experience immediate dilution as a consequence of the issuance of New WHC Class A common stock in a PIPE financing, if consummated, and due to future issuances pursuant to our prospective combined-company New WHC 2022 Incentive Equity Plan and Employee Stock Purchase Plan.

The issuance of additional shares of New WHC Class A common stock in a PIPE financing concurrently with completion of the WHC Business Combination will significantly dilute the equity interests of existing holders of Spree securities, and may adversely affect prevailing market prices for the New WHC Class A common stock.

Additionally, certain directors, officers and employees of New WHC or WHC will have rights to purchase or receive shares of New WHC Class A common stock as a result of equity awards granted under the New WHC 2022 Incentive Equity Plan and may purchase shares of New WHC Class A Common Stock under the New WHC Employee Stock Purchase Plan. Holders of our public shares who become stockholders of New WHC will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable. The issuance of those additional shares of New WHC Class A common stock may also adversely affect prevailing market prices for the New WHC Class A common stock.

A significant portion of New WHC’s total outstanding shares will be restricted from immediate resale upon the Closing but may be sold into the market in the near future. This could cause the market price of New WHC Class A common stock to drop significantly, even if New WHC’s business is doing well.

Sales of a substantial number of shares of New WHC Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of New WHC Class A common stock.

As described in the Registration Statement, it is anticipated that, upon completion of the WHC Business Combination, (i) our sponsor will own approximately 13.8% of the outstanding New WHC Class A common stock, and (ii) the current members of WHC will own 39.7% of the outstanding New WHC Class A common stock, on an as-converted basis, through their ownership of WHC units and New WHC Class X common stock, in each case, assuming that none of our outstanding public shares are redeemed in connection with the WHC Business Combination, or approximately 19.7% and 56.0%, respectively, assuming that the maximum number of our outstanding public shares are redeemed in connection with the WHC Business Combination while still enabling the WHC Minimum Cash Condition to be met. These percentages assume that 25,945,715 shares of New WHC Class A common stock are issued to the holders of our ordinary shares in respect of those shares at Closing. In addition, these percentages take into account any shares of New WHC Class A common stock that may be issued in a PIPE financing, if consummated. Based on these assumptions, and assuming that no public shares are redeemed in connection with the WHC Business Combination, there would be approximately 20,945,715 shares of New WHC Class A common stock and 17,094,661 shares of New WHC Class X common stock outstanding immediately following the consummation of the WHC Business Combination. If the actual facts are different than these assumptions, the ownership percentages in New WHC will be different.

Pursuant to the WHC Investor Rights Agreement, after the consummation of the WHC Business Combination and subject to certain exceptions, our sponsor and the WHC members will be restricted from selling or transferring any shares of New WHC Class A common stock. However, these shares may be sold after the expiration of the applicable lock-up under the WHC Investor Rights Agreement. Pursuant to the WHC Investor Rights Agreement and the PIPE subscription agreements (if any), New WHC will be required to file one or more registration statements shortly after the Closing to provide for the resale of shares issued in the PIPE financing, if any, and the shares of New WHC Class A common stock held by the parties to the WHC Investor Rights Agreement. Upon effectiveness of such registration statement(s), subject to the satisfaction of applicable vesting restrictions and the expiration or waiver of the market standoff agreements and the lock-up set forth in the WHC Investor Rights Agreement, the shares issued upon exercise of outstanding stock options, restricted stock unit awards, and warrants or the vesting of other equity awards granted under such plans will be available for immediate resale in the public market. As restrictions on resale end and the registration statements are available for use, the market price of New WHC Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 18 months from the closing date of our initial public offering or during any additional Extension Period, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Even if we consummate the WHC Business Combination or other business combination, our publicly traded warrants may never be in the money, and they may expire worthless.

The exercise price for our public warrants is $11.50 per share. There can be no assurance that the public warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless. The terms of public warrants may be amended in a manner that may be adverse to the holders. The Warrant Agreement between Continental, as warrant agent, and us, provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding public warrants approve of such amendment. Our ability to amend the terms of the warrants with the consent of a majority of the then-outstanding public warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of New WHC Class A common stock purchasable upon exercise of a warrant.

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

If we do not consummate an initial business combination by June 20, 2023 (or prior to the end of any additional Extension Period, if applicable), our public shareholders may be forced to wait until after June 20, 2023 before redemption from the trust account.

If we are unable to consummate our initial business combination by June 20, 2023 (as such date may be extended pursuant to our amended and restated memorandum and articles of association), we will distribute the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described in this proxy statement/prospectus. Any redemption of public shareholders from the trust account shall be affected automatically by function of the amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with Cayman Islands law. In that case, investors may be forced to wait beyond June 20, 2023 (as such date may be extended pursuant to our amended and restated memorandum and articles of association), before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their public shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business— Effecting a Business Combination— Redemption Rights.”

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by certain domestic publicly traded corporations occurring on or after January 1, 2023, with certain exceptions (the “Excise Tax”). However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased.

As provided in the WHC Business Combination Agreement, the redemption of public shares in connection with the WHC Business Combination will take place prior to the Domestication at a time when we are a Cayman Islands exempted company. Therefore, we believe that the Excise Tax will not apply given that we will not be a “covered corporation” within the meaning of the Inflation Reduction Act at the time of the redemption of public shares. However, the U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. Under this authority, the U.S. Department of Treasury and the IRS have issued recent interim guidance, on which taxpayers may rely pending promulgation of regulations, and this guidance requests comments on various issues, including at what point in time within a taxable year a given corporation will be treated as becoming a covered corporation for purposes of the Excise Tax. If our interpretation related to the existing provision of the Excise Tax is not correct or if future guidance were to treat us as a covered corporation for purposes of the Excise Tax, then it is possible that the Excise Tax will apply to any redemptions of our public shares after December 31, 2022, including redemptions in connection with the Business Combination or any other initial business combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In the event the Excise Tax applies, issuances of securities in connection with a PIPE transaction at the time of our initial business combination may reduce the amount of the Excise Tax in connection with redemptions at such time.

If the WHC Business Combination is not consummated, the Excise Tax may make a transaction with us less appealing to other potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which PIPE issuances are not substantial. Further, the application of the Excise Tax in the event of a liquidation is uncertain, and the proceeds held in the trust account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service, or IRS, may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of the final prospectus (SEC File No. 333-261367), dated December 15, 2021, for our IPO, filed with the SEC pursuant to Securities Act Rule 424(b)(4) on December 17, 2021, under the caption “Income Tax Considerations - United States Federal Income Taxation - U.S. Holders - Passive Foreign Investment Company Rules” (available at https://www.sec.gov/Archives/edgar/data/0001881462/000121390021065857/f424b41221_spreeacq.htm#T5).

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

We are a recently formed company incorporated under the laws of the Cayman Islands with no operating results. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with a target business. We may be unable to complete the WHC Business Combination and, if we fail, we will never generate any operating revenues.

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

As of March 16, 2023, there were two holders of record of our units, one holder of record of our Class A ordinary shares (on a stand-alone basis, apart from our units), one holder of record of our Class B ordinary shares and one holder of record of our warrants (on a stand-alone basis, apart from our units).

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in December 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies and, in October 2022, entered into the WHC Business Combination Agreement with WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip®, as described in “Item 1. Business— Prospective WHC Business Combination” above. We intend to effectuate our initial business combination using (i) cash from the proceeds of our initial public offering and the private placement of the private units, (ii) cash from a new PIPE financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, if necessary, and/or (iv) issuance of shares to WHC members (or, if applicable, the equity holders of an alternative target company).

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares (although our sponsor, as the dole holder of the Class B ordinary shares, has waived its anti-dilution rights in respect of the WHC Business Combination);

●	could cause a change of control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, that could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2022 and December 31, 2021, we had approximately $7,000 and $1,011,000, respectively, of cash, and approximately ($1,450,000) and $1,297,000, respectively, of working capital. Further, we expect to continue to incur significant costs in the pursuit of the WHC Business Combination. We cannot assure you that our plans to complete the WHC Business Combination (or any other initial business combination) or a related capital-raise will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities and preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction, our entry into the WHC Business Combination Agreement and certain related agreements, and activities related to the prospective WHC Business Combination and accompanying financing arrangements. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2022 date of our financial statements contained in this Annual Report. After our initial public offering, which was consummated in December 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company and activities related to the prospective consummation of the WHC Business Combination.

Liquidity and Capital Resources

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management expects that the proceeds of our initial public offering, together with proceeds from additional loans from our sponsor, if necessary (as described below), will suffice to cover our working capital needs until the WHC Business Combination (or an alternative initial business combination). We cannot assure you that our plans to consummate, or to finance our preparations for, the WHC Business Combination (or any other business combination) will be successful.

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note under which we had initially borrowed $199,598 prior to the consummation of our initial public offering. The total balance owed under the note was repaid in full upon the consummation of our initial public offering, and as of December 31, 2022, no amounts remained outstanding under that note.

Subsequent to our initial public offering, our working capital needs have been initially satisfied primarily by the approximately $1,100,000 available to us originally outside our trust account (from the private placement of private units consummated simultaneously with our initial public offering).

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $600,000, directors and officers liability insurance premiums of approximately $750,000 and underwriting commissions of $4,000,000 (but excluding a deferred underwriting fee of $9,000,000 that will be payable to the representative of the underwriters as a deferred underwriting fee at the time of (and subject to the consummation of) our initial business combination transaction), and after adding back $1,000,000 paid to us by the underwriter to reimburse certain of our expenses, and (ii) the sale of the private units for a purchase price of $9,457,150 in the aggregate, was $205,100,000. Of this amount, $204,000,000 (including $9,000,000 in potential deferred underwriting fees to be payable to the representative of the underwriters at the time of our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. As of December 31, 2022, we had approximately $206,826,000 of cash and marketable securities held in that trust account. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining amount of approximately $1,100,000 from our initial public offering and private units financing was not transferred to the trust account and was deposited in our bank account. As of December 31, 2022, we had approximately $7,000 of cash deposited in that bank account. As of December 31, 2022, we had an accumulated deficit of approximately $10,450,000.

We intend to use substantially all of the investments held in the trust account (after reduction for payments to redeeming shareholders) including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable, if any, and excluding potential fees to be payable to the underwriters for advisory services in connection with our prospective initial business combination transaction), to fund our post-business combination company. We may withdraw from the trust interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination (which would be the case in the prospective WHC Business Combination), or if we are acquired as part of our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders, plus any amounts raised in a PIPE or other equity financing) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Since our initial public offering, we have used the proceeds held outside of the trust account (the balance of which is $7,000 as of December 31, 2022) primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We have used funds held outside of the trust towards performance of all of the foregoing activities with respect to WHC and in connection with our entry into the WHC Business Combination Agreement and the related agreements, and, subsequent to that time, for activities related to the prospective WHC Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with the prospective WHC Business Combination, our sponsor may, but is not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. In lieu of cash repayment, upon the closing of our initial business combination, up to $1,500,000 of such loans may instead be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. The terms of such loans by our sponsor or an affiliate of our sponsor, if any, have not been determined, and no written agreements exist with respect to such loans. As of December 31, 2022 and as of the date of this Annual Report, there are no amounts outstanding under any such loans from our sponsor or its affiliates. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties are willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We believe that we will need to request the foregoing loans from our sponsor in order to satisfy our liquidity needs in our pursuit of an initial business combination, given the timing that we anticipate for the consummation of the prospective WHC Business Combination. The costs of consummating the WHC Business Combination (or another business combination) may be greater than what we currently estimate would be needed to do so. Consequently, if our sponsor does not provide us with additional funding, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete the WHC Business Combination or an alternative initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

We will likely need to obtain additional financing (either by issuing additional securities or incurring debt) to operate the combined company in connection with the consummation of the prospective WHC Business Combination or an alternative initial business combination, in part because we may become obligated to redeem a significant number of our public shares in connection with the completion such a business combination and will need the additional funds in order to meet the WHC Minimum Cash Condition (or cash condition under an alternative business combination) and finance the combined company’s operations. Therefore, we will likely need to issue additional securities in a PIPE or other equity financing, or incur debt. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the prospective WHC Business Combination or an alternative business combination. We cannot assure you that our plans for that financing will be successful.

If we are unable to complete our prospective WHC Business Combination or an alternative business combination, our required liquidation date (June 20, 2023, which reflects an Extension Period due to our announcement of our entry into the WHC Business Combination Agreement ) would be less than 12 months after the date of this Annual Report (subject to any further Extension Period that we may obtain). In addition to that impending required liquidation date, we are dependent upon additional funding from our sponsor or its affiliates during the period prior to our prospective WHC Business Combination (to be evidenced by promissory note(s) that we may issue). Those factors, among others, raise substantial doubt about our ability to continue as a going concern. Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in the opinion of our independent auditor on our audited financial statements, which appears in Item 15 of this Annual Report.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2022, we did not have any off-balance sheet arrangements as described in Item 303 of the SEC’s Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, and administrative and support services, that it provides to our company. We will continue to incur those monthly fees until the earlier of the completion of a business combination and our company’s liquidation. We are also obligated to pay Stifel, Nicolaus & Company, Incorporated, the representative of the underwriters in our IPO, a deferred underwriting fee of $9.0 million, which represents 4.5% of the gross proceeds of our IPO, which is payable upon, and subject to, the consummation of our initial business combination transaction.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our “Certifying Officers”, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022 our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B. Other Information.

None.

Item 9.C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Eran (Rani) Plaut	55	Chairman of the Board, Director and Chief Executive Officer
Nir Sasson	56	Chief Operating Officer
Shay Kronfeld	47	Chief Financial Officer and VP Business
Joachim Drees	58	Director
Steven Greenfield	52	Director
David Riemenschneider	59	Director
Philipp von Hagen	53	Director

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

Committees of the Board of Directors

Pursuant to NYSE listing rules we have established three standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating and corporate governance committee, each comprised of independent directors. Under Section 303A.00 of the NYSE Listed Company Manual, a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements.

Audit Committee

We have an audit committee of the board of directors. Messrs. Joachim Drees, David Riemenschneider, and Philipp von Hagen serve as members of our audit committee and Mr. Riemenschneider serves as the chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such prospective member of our audit committee meets the independent director standard under NYSE listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

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

During the year ended December 31, 2022, each of the officers and directors listed above under the table “Directors and Executive Officers” was not required to file any Section 16(a) reports. In addition, our sponsor (Spree Operandi, LP) and its Delaware subsidiary (Spree Operandi U.S. L.P), in which our Chief Executive Officer (Eran (Rani) Plaut) and Chief Financial Officer (Shay Kronfeld) may be deemed to hold controlling interests, were not required to file any Section 16(a) reports.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Conflicts of Interest

Certain of our executive officers and directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, there were no such conflicts of interest vis-à-vis other companies to which our officers and directors owe contractual duties with respect to WHC that have in any way prevented us from pursuing the prospective WHC Business Combination.

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

Potential investors in our Class A ordinary shares should also be aware of the following potential conflicts of interest, both in connection with the WHC Business Combination (or any other business combination) and generally, involving our officers and directors:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the biographical information under “Item 10. Directors, Executive Officers and Corporate Governance- Directors and Executive Officers” above.

●	Our initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within 18 months after the closing date of our initial public offering (which reflects an initial three month Extension Period) or during any additional Extension Period. However, if our initial shareholders or any of our officers, directors or affiliates acquired public shares after our initial public offering, they are entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private units that are held in the trust account will be used to fund the redemption of our public shares, and the private units will expire worthless. With certain limited exceptions, the founders shares and private units will be subject to the following transfer restrictions:

●	The founders shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earliest of (i) the one-year anniversary of the consummation of our initial business combination, (ii) the date on which the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination and (iii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

●	With certain limited exceptions, the private units will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The sponsor paid an aggregate of $25,000 for the 5,000,000 Class B ordinary shares currently owned by the sponsor and such securities will have a significantly higher value at the time of the WHC Business Combination or other initial business combination (the Class A ordinary shares into which the Class B ordinary shares are convertible have an aggregate market value of approximately $52.05 million, based on the closing price of Class A ordinary shares of $10.41 on the NYSE on March 22, 2023).

●	The sponsor paid $9,457,150 for its private units, and the 945,715 private units will be worthless if a business combination is not consummated by June 20, 2023 (or before the end of any additional Extension Period, if applicable). The private placement shares and private warrants included in the private units have an aggregate market value of approximately $9.86 million, based on the closing price of the Class A ordinary shares of $10.41 and the closing price of the public warrants of $0.027 on the NYSE on March 22, 2023.

●	Given the differential in the purchase price that the sponsor paid for the founder shares as compared to the price of the public units sold in the IPO and the substantial number of Class A ordinary shares that the sponsor will receive upon conversion of the Class B ordinary shares in connection with the WHC Business Combination (or other initial business combination), the sponsor and its affiliates may earn a positive rate of return on their investment even, in the case of the WHC Business Combination, if the New WHC Class A common stock trades below the price initially paid for the public units in the IPO and the public shareholders experience a negative rate of return following the completion of the WHC Business Combination.

●	The sponsor has entered into the WHC Investor Rights Agreement, which provides registration rights for the founder shares following completion of the WHC Business Combination.

●	At the option of the sponsor, any amounts outstanding under any loan made by the sponsor or any of its affiliates to Spree in an aggregate amount of up to $1,500,000 may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender, in connection with the consummation of the WHC Business Combination or other initial business combination.

●	Our directors and officers are entitled to continued indemnification, and continued insurance via a directors’ and officers’ liability insurance “tail policy”, after the WHC Business Combination.

●	The sponsor and our officers and directors will lose their entire investment in our company and will not be reimbursed for any out-of-pocket expenses if an initial business combination is not consummated by June 20, 2023 (or before the end of any additional Extension Period, if applicable).

●	Our officers and directors may negotiate employment or consulting agreements with WHC or any other target business in connection with the WHC Business Combination or any other particular business combination, which may cause them to have conflicts of interest in determining whether to proceed with the WHC Business Combination or any other particular business combination.

●	If the trust account is liquidated, including in the event we are unable to complete an initial business combination by June 20, 2023 (or before the end of any additional Extension Period, if applicable), the sponsor has agreed to indemnify our company to ensure that the proceeds in the trust account are not reduced below $10.20 per public share, or such lesser per public share amount as is in the trust account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third party for services rendered or products sold to our company, but only if such a vendor or target business has not executed a waiver of any and all rights to seek access to the trust account.

●	We may be entitled to distribute or pay over funds held by our company outside the trust account to the sponsor or any of its affiliates prior to the Closing (or the closing of any other initial business combination);

●	Certain of our officers and directors are affiliated with the sponsor, which holds 945,715 Class A ordinary shares, which were issued in a private placement together with private warrants, and 5,000,000 Class B ordinary shares, which are convertible into Class A ordinary shares, totaling approximately a 22.9% equity stake in our company;

●	Our director Joachim Drees is subject to certain restrictions under a termination agreement with TRATON SE, under which the executive management board of TRATON SE may revoke its approval of Mr. Drees’ serving as our director following our planned business combination if it comes to the conclusion that our company (after combination with a target company) is in direct competition with TRATON SE and its affiliates.

●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations, but have agreed in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction without the consent of the representatives.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. WHC is not affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

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

We have determined to submit the WHC Business Combination to our public shareholders for a vote and our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founders shares and any public shares held by them in favor of the WHC Business Combination. Our directors and officers have also entered into a letter agreement that imposes similar obligations on them with respect to public shares acquired by them, if any.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
Spree Operandi, LP and affiliated entities and persons (3)	5,945,715	(4)	22.9%
Saba Capital Management, L.P. (5)	1,879,814		9.0%
Highbridge Capital Management, LLC(6)	1,717,530		8.2%

Directors and Executive Officers(7)
Eran (Rani) Plaut(3)	5,945,715	(4)	22.9%
Shay Kronfeld (3)	5,945,715	(4)	22.9%
Joachim Drees	-		-
Steven Greenfield	-		-
David Riemenschneider	-		-
Nir Sasson	-		-
Philipp von Hagen
All officers, directors and director nominees as a group (six individuals)(3)	5,945,715	(4)	22.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Spree Acquisition Corp. 1 Limited, 94 Yigal Alon, Building B, 31st floor, Tel Aviv, 6789139, Israel.

(2)	The percentage of issued and outstanding Class A ordinary shares that is presented is based upon 20,945,715 Class A ordinary shares, consisting of: 20,000,000 Class A ordinary shares sold at the closing of our IPO; and 945,715 Class A ordinary shares included in the units sold to our sponsor in a private offering simultaneously with the closing of our IPO, as detailed in our final prospectus filed pursuant to Rule 424(b)(4) with the SEC on December 17, 2021, and our Current Report on Form 8-K filed with the SEC on December 21, 2021, after giving effect to the completion of the offering, the private placement, and the partial exercise of the underwriters’ over-allotment option, all as described therein. For the percentage of issued and outstanding Class A ordinary shares that is presented for our sponsor (Spree Operandi, LP) and affiliated entities and persons, the percentage is also based on an additional 5,000,000 Class A ordinary shares issuable upon conversion of an equal number of Class B ordinary shares. Our sponsor holds all 5,000,000 of our outstanding Class B ordinary shares.

(3)	Spree Operandi U.S. LP, a Delaware limited partnership and wholly-owned subsidiary of our sponsor, Spree Operandi, LP, directly holds the Class A ordinary shares reported in this row. Spree Operandi GP Limited, a Cayman Islands exempted company, serves as the sole general partner of Spree Operandi, LP and therefore indirectly possesses voting and investment authority with respect to the Class A ordinary shares held by Spree Operandi U.S. LP. Pureplay Investment LP (majority owned by our CFO and VP Finance, Shay Kronfeld) and Eran Plaut, our Chairman and CEO, serve as equal partners of Spree Operandi GP Limited, which provides them with ultimate voting and investment authority with respect to the subject Class A ordinary shares.

(4)	Consists of (i) 945,715 Class A ordinary shares contained in units, and (ii) 5,000,000 Class A ordinary shares issuable upon conversion of an equal number of Class B ordinary shares. The foregoing conversion will occur automatically on the first business day following consummation of a business combination by our company. Excludes 472,858 Class A ordinary shares underlying warrants contained in the units held by Spree Operandi U.S. LP, which are not exercisable as of, or within 60 days of, the date of this Annual Report.

(5)	Based solely on an amendment to Schedule 13G filed with the SEC on February 14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein. Each of these persons may be deemed to be the beneficial owner of all of the reported shares and possess shared voting power and shared dispositive power with respect to all of these shares. The address for these persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	Based solely on a Schedule 13G filed with the SEC on February 2, 2023 by Highbridge Capital Management, LLC, a Delaware limited liability company and the investment adviser to certain funds and accounts, with respect to the Class A ordinary shares directly held by such accounts and funds. Highbridge Capital Management, LLC may be deemed to be the beneficial owner of all of the reported shares, and possesses shared voting power and shared dispositive power with respect to all of these shares. The address for these persons is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)	Each of our board members and officers appearing in the table above (consisting of Messrs. Plaut, Kronfeld, Drees, Greenfield, Riemenschneider, Sasson and von Hagen) holds a limited partnership interest in our sponsor (13.7%, 5.2%, 1.1%, 1.1%, 1.1%, 4.6% and 1.1% limited partnership interests, respectively). Except for Messrs. Plaut and Kronfeld (as described in footnote (3) above), none of the foregoing individuals possesses voting or investment power with respect to the shares of our company held by our sponsor’s wholly-owned subsidiary, as that voting and investment power is possessed by the sole general partner of our sponsor, Spree Operandi GP Limited, which itself is managed by its directors, Messrs. Plaut and Kronfeld.

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

In connection with our entry into the WHC Business Combination Agreement on October 29, 2022, we have also entered into the WHC Investor Rights Agreement with the sponsor, our officers and directors, and certain persons affiliated with WHC, which will provide registration rights in respect of the same securities currently covered by the foregoing registration rights agreement that was entered into on December 15, 2021 (along with additional shares of New WHC to be held by WHC-affiliated persons). This new agreement will replace that earlier registration rights agreement, effective upon (and subject to) the completion of the WHC Business Combination. The terms of the WHC Investor Rights Agreement are summarized under “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

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

Founders Shares and Private Units Purchases by Sponsor

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

Administrative Services Agreement with Sponsor

On August 23, 2021, we entered into an Administrative Services Agreement pursuant to which we will pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, which includes the initial 3-month Extension Period to which we are entitled (or up to any additional Extension Period, if applicable), our sponsor will be paid up to $10,000 per month ($180,000 or more in the aggregate) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Directors’ and Officers’ Business Opportunities and Reimbursement of Expenses

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, subject to their fiduciary duties under Cayman Islands law, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Potential Financial Consulting Fee

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

Sponsor Loans

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

Services of Management Team Post-Business Combination

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

Registration Rights

We entered into a registration rights agreement with respect to the founders shares, private units, representative shares and warrants issued upon conversion of working capital loans (if any), which is described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Registration Rights.” Concurrently with our execution of the WHC Business Combination Agreement, we entered into a new agreement— the WHC Investor Rights Agreement— that provides registration rights to the sponsor and other parties upon and subject to the effectiveness of the WHC Business Combination. The WHC Investor Rights Agreement will replace the original registration rights agreement to which we are currently party with respect to the founders shares, private units, representative shares and warrants issued upon conversion of working capital loans, which prior registration rights agreement will be terminated. Under the new agreement, certain members of WHC and the sponsor (i) each agreed not to effect any sale or distribution of any equity securities of New WHC held by any of them during a lock-up period that will begin on the date of the closing of the WHC Business Combination and continue until the date that is the earlier of (i) 180 days after the closing date or (ii) at least 150 days subsequent to the closing date, if the last sale price of the New WHC Class A common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period and (ii) were granted certain registration rights with respect to their registrable securities (as defined in the WHC Investor Rights Agreement), in each case, on the terms and subject to the conditions set forth therein

Indemnity Agreements

We have entered into indemnity agreements with each of our officers and directors, a form of which is filed as an exhibit to this Annual Report. Those agreements require us to indemnify those individuals to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related Party Transactions Policies

We have not adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

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

Director Independence

NYSE’s listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Drees, Greenfield, Riemenschneider and von Hagen, is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our audit committee and compensation committee are each entirely composed of independent directors meeting NYSE’s and the SEC’s additional requirements applicable to members of those committees. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Kesselman & Kesselman, (“PwC Israel”), for services rendered.

Audit Fees. Audit fees consist of fees that we paid for professional services rendered by PwC Israel in connection with the audit of our consolidated annual financial statements and services that would normally be provided by PwC Israel in connection with statutory and regulatory filings or engagements. Audit fees for the year ended December 31, 2022 were $116,000, and for the period from August 6, 2021 (inception) through December 31, 2021 were $155,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees for the year ended December 31, 2022 were $80,000, which fees were incurred in connection with due diligence related to the WHC Business Combination performed for us by PwC Israel. We did not pay PwC Israel any audit-related fees for the period from August 6, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees for the year ended December 31, 2022 were $25,000, which were incurred by us in connection with tax due diligence performed for us by PwC Israel related to the WHC Business Combination. We did not pay PwC Israel any tax fees for the period from August 6, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay PwC Israel for other services for the year ended December 31, 2022 or the period from August 6, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee is required to pre-approve all audit, audit-related, tax and non-audit services performed by the independent registered public accounting firm (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit) to ensure that the provision of such services does not impair its independence. Pre-approval is generally provided for twelve months from the date of pre-approval, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific fee.

All of the audit, tax and non- audit services provided by PwC Israel in fiscal year 2022 and related fees were approved in accordance with the audit committee’s policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the following Exhibit Index:

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 15, 2021, by and between the Registrant and Stifel. (1)
2.1.1	Business Combination Agreement, dated as of October 29, 2022, by and between the Registrant and WHC Worldwide, LLC. (2)
2.2.2	Amendment No. 1 to Business Combination Agreement, dated as of January 25, 2023, by and between the Registrant and WHC Worldwide, LLC. (3)
3.1	Form of Amended and Restated Memorandum and Articles of Association. (4)
3.2	Form of Certificate of Incorporation of WHC Worldwide, Inc., to become effective upon Domestication. (5)
3.3	Form of By-Laws of WHC Worldwide, Inc., to become effective upon Domestication. (6)
4.1	Specimen Unit Certificate. (7)
4.2	Specimen Class A Ordinary Share Certificate. (8)
4.3	Specimen Warrant Certificate. (9)
4.4	Warrant Agreement, dated December 15, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (10)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.*
10.2	Letter Agreement, dated December 15, 2021, among the Registrant, its officers and directors and Spree Operandi, LP. (11)
10.3	Investment Management Trust Agreement, dated December 15, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (12)
10.4	Registration Rights Agreement, dated December 15, 2021, by and between the Registrant and certain security holders. (13)
10.7	Form of Indemnity Agreement between the Registrant and each of its executive officers and directors. (14)
10.8	Voting Agreement, dated as of October 29, 2022, by and among the Registrant, Spree Operandi LP, and William M. George through his revocable trust (15)
10.9	Investor Rights Agreement, dated as of October 29, 2022, by and among the Registrant and certain holders identified therein (16).
10.10	Sponsor Letter Agreement, dated as of October 29, 2022, by and among WHC Worldwide, LLC, the Registrant, Spree Operandi LP, Spree Operandi U.S. LP, each of Eran (Rani) Plaut, Nir Sasson, Shay Kronfeld, Joachim Drees, Steven Greenfield, David Riemenschneider and Philipp von Hagen (17).
10.11	Form of WHC Worldwide, Inc. 2022 Omnibus Equity Incentive Plan.+ (18)
10.12	Form of WHC Worldwide, Inc. 2022 Employee Stock Purchase Plan.+ (19)
10.13	Form of Second Amended and Restated Limited Liability Company Agreement of WHC Worldwide, LLC. (20)
10.14	Form of Earnout Warrant to purchase 1,500,000 shares of Class A Common Stock to be issued by WHC Worldwide, Inc. to William M. George. + (21)
10.11	Tax Receivable Agreement, dated as of October 29, 2022, by and among WHC Worldwide, Inc., the TRA Party Representative (as defined in the agreement) and each of the other persons party thereto from time to time (22).
10.12	Support Agreement, dated as of October 29, 2022 by and among the Registrant and other third parties named therein (23).
31.1	Certification of the Registrant’s Chairman and Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021

(2)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2022
(3)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2023
(4)	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261367) filed with the SEC on November 24, 2021
(5)	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registrant Statement on Form S-4 (Registration No. 333-269751) filed with the SEC on February 14, 2023
(6)	Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registrant Statement on Form S-4 (Registration No. 333-269751) filed with the SEC on February 14, 2023
(7)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261367) filed with the SEC on November 24, 2021
(8)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261367) filed with the SEC on November 24, 2021
(9)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261367) filed with the SEC on November 24, 2021
(10)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021
(11)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021
(12)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021
(13)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021
(14)	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261367) filed with the SEC on November 24, 2021
(15)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2022
(16)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2022
(17)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2022
(18)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registrant Statement on Form S-4 (Registration No. 333-269751) filed with the SEC on February 14, 2023
(19)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registrant Statement on Form S-4 (Registration No. 333-269751) filed with the SEC on February 14, 2023
(20)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registrant Statement on Form S-4 (Registration No. 333-269751) filed with the SEC on February 14, 2023
(21)	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registrant Statement on Form S-4 (Registration No. 333-269751) filed with the SEC on February 14, 2023
(22)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2022
(23)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2022

*	Filed herewith
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SPREE ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2022

SPREE ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of SPREE ACQUISITION CORP. 1 LIMITED

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SPREE ACQUISITION CORP. 1 LIMITED (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in capital deficiency and cash flows for the year ended December 31, 2022 and for the period from August 6, 2021 (inception) to December 31, 2021, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from August 6, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to obtain additional funds in order to satisfy its liquidity needs, as well as if the Company is not able to complete a business combination by June 20, 2023 (unless extended, as described in Note 1) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 30, 2023

We have served as the Company’s auditor since 2021.

SPREE ACQUISITION CORP. 1 LIMITED

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
	U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	7	1,011
Related party receivable	15	15
Prepaid expenses	351	368
TOTAL CURRENT ASSETS	373	1,394

Cash and cash equivalents held in Trust Account	206,826	204,000
Prepaid expenses	-	351
TOTAL ASSETS	207,199	205,745

Liabilities and shares subject to possible redemption net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses	1,823	97
TOTAL CURRENT LIABILITIES	1,823	97

NON-CURRENT LIABILITY:
Deferred underwriting compensation	9,000	9,000
TOTAL LIABILITIES	10,823	9,097

COMMITMENTS AND CONTINGENCIES (Note 6)

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION:
20,000,000 shares at December 31, 2022 and December 31, 2021, respectively, at a redemption value of $10.34 per share	206,826	204,000

CAPITAL DEFICIENCY:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 945,715 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) at December 31, 2022 and December 31, 2021, respectively
	*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 5,000,000 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022	-	-
Additional paid-in capital	-	-
Accumulated deficit	(10,450)	(7,352)
TOTAL CAPITAL DEFICIENCY	(10,450)	(7,352)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY	207,199	205,745

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of this financial statement.

SPREE ACQUISITION CORP. 1 LIMITED

STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Period from August 6, 2021 (inception) to December 31, 2021
	U.S. Dollars in thousands Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	2,826	-
OPERATING EXPENSES	(3,098)	(248)
NET LOSS FOR THE PERIOD	(272)	(248)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	20,000,000	1,517,241
BASIC AND DILUTED EARNING PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 4	0.02	2.60

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5,945,715	5,102,994
BASIC AND DILUTED LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 4	(0.12)	(0.82)

The accompanying notes are an integral part of these financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT DECEMBER 21, 2021	945,715	*	5,031,250	*	-	(7,352)	(7,352)
forfeiture of Class B ordinary shares (note 3)	-	-	(31,250)	-	-	-	-
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(2,826)	(2,826)
Net loss for the period	-	-	-	-	-	(272)	(272)
BALANCE AT DECEMBER 31, 2022	945,715	*	5,000,000	*	-	(10,450)	(10,450)

	Class A ordinary shares		Class B ordinary shares			Additional
	Number of shares	Par value	Number of shares	Par value		paid-in capital	Accumulated deficit	Total
	U.S. dollars in thousands (except share data)
CHANGES DURING THE PERIOD FROM AUGUST 6, 2021 (INCEPTION) TO AUGUST 31, 2021	-
Issuance of Class B Ordinary Shares to the Sponsor (note 3)	-	-	5,750,000	*		25	-	25
Surrender of Class B Ordinary Shares to the Company (note 3)	-	-	(718,750)	(*	)	-	-	-
Issuance of Private Units to the Sponsor (note 3)	945,715	*	-	-		9,457	-	9,457
Issuance of public warrants, net of issuance costs (note 3)	-	-	-	-		13,883	-	13,883
Accretion of class A ordinary shares subject to redemption	-	-	-	-		(23,365)	(7,104)	(30,469)
Net loss for the period	-	-	-	-		-	(248)	(248)
BALANCE AT December 31, 2021	945,715	*	5,031,250	*		-	(7,352)	(7,352)

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	Period from August 6, 2021 (inception) to December 31, 2021
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(272)	(248)
Changes in operating assets and liabilities:
Related party receivable	-	(15)
Prepaid expenses	368	(719)
Accrued expenses	1,726	97
	2,094	(637)
Net cash provided by (used in) operating activities	1,822	(885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class B Ordinary Shares	-	25
Proceeds from issuance of Private Units to the Sponsor	-	9,457
Proceeds from issuance of Public Units	-	200,000
Payment of underwriting commissions and Offering expenses	-	(3,586)
Proceeds from a promissory note – related party	-	300
Repayment of promissory note – related party	-	(300)
Net cash provided by financing activities	-	205,896

INCREASE IN CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT	1,822	205,011
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT BEGINNING OF THE YEAR	205,011	-
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE YEAR	206,833	205,011

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	7	1,011
Cash and cash equivalents held in trust account	206,826	204,000
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE YEAR	206,833	205,011
SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES
Underwriter’s Deferred Compensation	-	9,000

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

All activity for the year ended December 31, 2022 relates to identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company generates income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 1(b)).

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

The proceeds held in the Trust Account are invested only in specified U.S. government treasury bills or in specified money market funds registered under the Investment Company Act and compliant with Rule 2a-7. Unless and until the Company completes the Business Combination, it may pay its expenses only from the net proceeds of the Private Placement held outside of the Trust Account. The balance outside the Trust Account as of December 31, 2022 was approximately $7 thousands.

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

In October 2022, the Company entered into a business combination agreement with WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip. This proposed Business Combination was unanimously approved by the board of directors of Spree and also approved by the sole managing member, and the requisite holders of the issued and outstanding units, of WHC LLC. The proposed Business Combination is expected to close in the first half of 2023. However, there can be no assurance that the Company will be able to consummate the Business Combination.

The Company intend to effectuate this initial business combination using (i) cash from the proceeds of the initial public offering and the private placement of the private units, (ii) cash from a new PIPE financing involving the sale of shares and/or other equity, (iii) cash from one or more debt financings, and/or (iv) issuance of shares to target company shareholders.

e.	Substantial Doubt about the Company’s Ability to continue as a Going Concern

As of December 31, 2022, the Company had approximately $7 thousand of cash and an accumulated deficit of $10,450 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its search for an Initial Business Combination. Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several borrowings of funds under promissory notes issued by the Company to the Sponsor (which borrowings were repaid upon the closing of the Company’s Public Offering). Management has determined that it will need to rely and is significantly dependent on amounts to be made available under future promissory notes or other forms of financial support to be provided by the Sponsor (which the Sponsor is not obligated to provide).

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.):

Moreover, the Company has until June 20, 2023 (which reflects an Extension Period due to the Company’s announcement of entry into the Business Combination Agreement, see d. Initial Business Combination above) to consummate the initial Business Combination. If a business combination is not consummated by this date (unless extended), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to obtain additional funds in order to satisfy its liquidity needs, as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to complete the Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of June 20, 2023, nor that it will be able to raise sufficient funds to complete an Initial Business Combination.

No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company fail to obtain financial support in its search for an Initial Business Combination, nor if it is required to liquidate after June 20, 2023.

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

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits and investments in treasury bills with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

d.	Trust account

As of December 31, 2022, the Company held $206,826 thousand in the Trust Account, see also Note 1c. Substantially all of this investment is in treasury bills with original maturities of three months or less from the date of purchase and are considered restricted cash and cash equivalents. Accordingly, the Company included the balance in the trust account in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

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

Accordingly, on December 31, 2022, 20,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity at their redemption value of $10.34 per share.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (cont.):

The proceeds from the IPO, as well as the related issuance costs were allocated based on relative fair value between the public warrants and the redeemable class A ordinary shares.

Redeemable Class A Ordinary Shares
U.S. dollars in thousands
Gross proceeds	200,000
Less:
Proceeds allocated to public warrants	(14,815)
Class A ordinary shares issuance costs	(11,654)
Plus:
Accretion of carrying value to redemption value	30,469
Class A ordinary shares subject to possible redemption as of December 31, 2021	204,000
Accretion of carrying value to redemption value following interest earned on marketable securities held on trust account	2,826
Class A ordinary shares subject to possible redemption as of December 31, 2022	206,826

g.	Warrants

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

m.	Income tax

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

n.	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the Public Offering, as of December 31, 2022, the Company issued and sold an aggregate of 20,000,000 Class A ordinary shares as part of the Units sold in the transaction. The Units (which also included 10,000,000 public warrants – the “Public Warrants”) were sold at a price of $10 per Unit, for aggregate consideration of $200 million in the Public Offering. The Sponsor purchased an aggregate of 945,715 private shares as part of the Private Units (which also included 472,858 private warrants – the “Private Warrants”) sold in the Private Placement at a price of $10 per Private Unit, or $9,457,150 in the aggregate.

The Private and Public Warrants (together – the “Warrants”) are exercisable to purchase one Class A share at a price per share of $11.50. Each Warrant will become exercisable 30 days after the completion of the Company’s Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination or earlier upon redemption (only in the case of the Public Warrants, see below for redemption of the Private Warrants) or liquidation. The Warrants may only be gross physically settled, as there are no cashless exercise provisions.

Once the Public Warrants become exercisable, the Company may redeem them in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders. During such notice period, the warrants remain exercisable.

The Private Warrants are identical to the Public Warrants except that: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the initial business combination; (2) they (including the ordinary shares issuable upon exercise of these warrants) are not registered but are entitled to registration rights; and (3) prior to being sold in the open market or transferred into “street name”, they are not redeemable by the Company.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - CAPITAL DEFICIENCY (cont.):

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

The Company is authorized to issue up to 5,000,000 preference shares of $0.0001 par value each. As of December 31, 2022, the Company has no preference shares issued and outstanding.

NOTE 4 – EARNING (LOSS) PER SHARE:

a.	Basic

As of December 31, 2022, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares.

Earnings or losses are shared pro rata (excluding the interest earned on marketable securities held in trust account) between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended December 31, 2022. Then, the interest earned on marketable securities held in trust account (being the accretion to redemption value of the Class A ordinary shares subject to possible redemption) is fully allocated to the Class A ordinary shares subject to redemption.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 – EARNING (LOSS) PER SHARE (cont.):

The calculation is as follows:

	Year ended December 31, 2022	Period from August 6, 2021 (inception) to December 31, 2021
	U.S. dollars in thousands (Except share data)
Net loss for the period	(272)	(248)
Less- interest earned on marketable securities held in trust account	(2,826)	-
Net loss excluding interest	(3,098)	(248)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(2,388)	(57)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	2,826	4,000
	438	3,943
Denominator:
Weighted average number of shares	20,000,000	1,517,241

Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.02	2.60
Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(710)	(191)
Accretion	-	(4,000)
	(710)	(4,191)
Denominator:
Weighted average number of shares	5,945,715	5,102,994

Basic and diluted loss per non-redeemable Class A and Class B ordinary shares	(0.12)	(0.82)

b.	Diluted

The Company had outstanding warrants to purchase up to 10,472,858 class A shares. The weighted average of such shares was excluded from diluted net loss per share calculation since the exercise of the warrants is contingent on the occurrence of future events.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 – EARNING (LOSS) PER SHARE (cont.):

As of December 31, 2022, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

The Deferred Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of December 31, 2022, as management has deemed the consummation of a Business Combination to be probable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

Spree Acquisition Corp. 1 Limited

By:	/s/ Eran (Rani) Plaut
Name:	Eran (Rani) Plaut
Title:	Chairman of the Board, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Eran Plaut	Director and Chief Executive Officer	March 30, 2023
Eran Plaut	(Principal Executive Officer)

/s/ Shay Kronfeld	Chief Financial Officer	March 30, 2023
Shay Kronfeld	(Principal Financial and Accounting Officer)

/s/ Steven Greenfield	Chairman of the Board	March 30, 2023
Steven Greenfield

/s/ Joachim Drees	Director	March 30, 2023
Joachim Drees

/s/ David Riemenschneider	Director	March 30, 2023
David Riemenschneider

/s/ Philipp von Hagen	Director	March 30, 2023
Philipp von Hagen