Form 10-Q
period 2023-03-31
Spree Acquisition Corp. 1 Ltd
filed 2023-05-15
CIK 1881462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 20,945,715 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SPREE ACQUISITION CORP. 1 LIMITED

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “the company” or “our company” are to Spree Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“extension meeting” are to the extraordinary general meeting of Spree that we expect to hold on June 12, 2023 in order to approve the extension, by three months (until September 20, 2023), of the deadline for completion of our initial business combination transaction under the amended and restated memorandum and articles of association;

●	“extension period” are to (a) an additional three-month period, until 18 months following our IPO, during which we may complete our initial business combination due to our having filed a Form 8-K that included a definitive merger or acquisition agreement, but without having completed the initial business combination, within the initial 15-month period following our IPO; (b) up to two instances of an additional three months per instance, for a total of up to 18 months or 21 months, respectively, following the IPO, during which we may complete our initial business combination by depositing into the trust account for each three month extension an amount equal to $0.10 per unit; or (c) an additional period during which we may complete our initial business combination as a result of a shareholder vote to extend the deadline for an initial business combination under our amended and restated memorandum and articles of association.

●	“founders shares” are to our 5,000,000 Class B ordinary shares, in the aggregate, initially purchased in a private placement, and not surrendered, by our sponsor and the Class A ordinary shares that will be issued upon the automatic conversion of those Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Spree Operandi U.S. LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on December 20, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers, on our prior to our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“NYSE” are to the New York Stock Exchange;

●	“ordinary shares” are to Class A ordinary shares and/or Class B ordinary shares;

●	“private shares” are to the Class A ordinary shares included in the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private units” are to the 945,715 units (consisting of 945,715 private shares and 472,858 private warrants) that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private warrants” are to the warrants to purchase one Class A ordinary share at an exercise price of $11.50 per share contained within the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our IPO or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

●	“public warrants” are to the warrants to purchase one Class A ordinary share at an exercise price of $11.50 per share sold as part of the public units in our initial public offering;

●	“Registration Statement” are to the registration statement on Form S-4 (SEC File No. 333-269751) in respect of the WHC Business Combination, which we filed with the SEC on February 14, 2023;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to Spree Operandi, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Spree Operandi U.S. LP, a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“Spree extraordinary general meeting” are to the extraordinary general meeting of Spree that we expect to hold in order to present the WHC Business Combination Agreement, and the transactions contemplated thereby, to our shareholders for approval;

●	“Stifel” are to Stifel, Nicolaus & Company, Incorporated, the representative of the underwriters for our initial public offering;

●	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, in to which a total of $204,000,000 from the proceeds of the initial public offering and the sale of the private units were deposited;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“WHC” are to WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip®;

●	“WHC Business Combination” are to the potential business combination between Spree and WHC that is contemplated under the WHC Business Combination Agreement;

●	“WHC Business Combination Agreement” are to the Business Combination Agreement, dated October 29, 2022, as amended by Amendment No. 1 thereto, by and between Spree and WHC;

●	“2022 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 30, 2023.

Special Note Regarding Forward-Looking Statements

Some statements contained in this Quarterly Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to complete the WHC Business Combination, including the satisfaction of the closing conditions to the WHC Business Combination Agreement and the timing of the completion of such business combination;

●	our expectations with respect to future performance of WHC’s business and anticipated financial impacts of the WHC Business Combination;

●	the occurrence of any event, change or other circumstance that could give rise to the termination of the WHC Business Combination Agreement or could otherwise cause the transactions contemplated therein to fail to close;

●	our ability to maintain sufficient funding outside of our trust account to enable us to complete the WHC Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our public securities’ liquidity and trading;

●	the market for our securities and the traded securities of New WHC following the potential New WHC Business Combination; or

●	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I— Item 1A. Risk Factors” in the 2022 Annual Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023, AND FOR THE THREE MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023, AND FOR THE THREE MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	*	7
Related party receivable	15	15
Prepaid expenses	260	351
TOTAL CURRENT ASSETS	275	373

Cash and cash equivalents held in Trust Account	208,921	206,826
TOTAL ASSETS	209,196	207,199

Liabilities and shares subject to possible redemption net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses	2,113	1,823
TOTAL CURRENT LIABILITIES	2,113	1,823

NON-CURRENT LIABILITY:
Deferred underwriting compensation	9,000	9,000
TOTAL LIABILITIES	11,113	10,823

COMMITMENTS AND CONTINGENCIES (Note 6)

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 20,000,000 shares at March 31, 2023 and December 31, 2022, respectively, at a redemption value of $10.45 per share	208,921	206,826

CAPITAL DEFICIENCY:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 945,715 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 5,000,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023	-	-
Additional paid-in capital	-	-
Accumulated deficit	(10,838)	(10,450)
TOTAL CAPITAL DEFICIENCY	(10,838)	(10,450)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY	209,196	207,199

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2023	2022
	U.S. Dollars in thousands except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	2,095	13
OPERATING EXPENSES	(388)	(303)
NET INCOME (LOSS) FOR THE PERIOD	1,707	(290)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	20,000,000	20,000,000
BASIC AND DILUTED EARNING (LOSS) PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 4	0.09	(0.01)

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5,945,715	5,945,715
BASIC AND DILUTED LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 4	(0.01)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT DECEMBER 31, 2022	945,715	*	5,000,000	*	-	(10,450)	(10,450)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(2,095)	(2,095)
Net income for the period	-	-	-	-	-	1,707	1,707
BALANCE AT MARCH 31, 2023	945,715	*	5,000,000	*	-	(10,838)	(10,838)

BALANCE AT DECEMBER 31, 2021	945,715	*	5,031,250	*	-	(7,352)	(7,352)
forfeiture of Class B ordinary shares (note 3)	-	-	(31,250)	-	-	-	-
Net loss for the period	-	-	-	-	-	(290)	(290)
BALANCE AT MARCH 31, 2022	945,715	*	5,000,000	*	-	(7,642)	(7,642)

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2023	2022
	U.S. Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	1,707	(290)
Changes in operating assets and liabilities:
Prepaid expenses	91	77
Accrued expenses	290	18
	381	95
Net cash provided by (used in) operating activities	2,088	(195)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT	2,088	(195)
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT BEGINNING OF THE PERIOD	206,833	205,011
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	208,921	204,816

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	*	803
Cash and cash equivalents held in trust account	208,921	204,013
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	208,921	204,816

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

All activity for the represented periods relates to identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company generates income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 1(b)).

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

e.	Substantial Doubt about the Company’s Ability to continue as a Going Concern

As of March 31, 2023, the Company had no cash and an accumulated deficit of $10,838 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its search for an Initial Business Combination. Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several borrowings of funds under promissory notes issued by the Company to the Sponsor (which borrowings were repaid upon the closing of the Company’s Public Offering). Management has determined that it will need to rely and is significantly dependent on amounts to be made available under future promissory notes or other forms of financial support to be provided by the Sponsor (which the Sponsor is not obligated to provide).

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.):

Moreover, the Company has until June 20, 2023 (which reflects an Extension Period due to the Company’s announcement of entry into the Business Combination Agreement, see d. Initial Business Combination above) to consummate the initial Business Combination. If a business combination is not consummated by this date (unless extended, see also Note 7 about proposal to approve extension), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to obtain additional funds in order to satisfy its liquidity needs, as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Certain disclosures included in the financial statements as of December 31, 2022, have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the Public Offering, as of March 31, 2023, the Company issued and sold an aggregate of 20,000,000 Class A ordinary shares as part of the Units sold in the transaction. The Units (which also included 10,000,000 public warrants – the “Public Warrants”) were sold at a price of $10 per Unit, for aggregate consideration of $200 million in the Public Offering. The Sponsor purchased an aggregate of 945,715 private shares as part of the Private Units (which also included 472,858 private warrants – the “Private Warrants”) sold in the Private Placement at a price of $10 per Private Unit, or $9,457,150 in the aggregate.

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

NOTE 3 - CAPITAL DEFICIENCY (cont.):

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

The Company is authorized to issue up to 5,000,000 preference shares of $0.0001 par value each. As of March 31, 2023, the Company has no preference shares issued and outstanding.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - EARNING (LOSS) PER SHARE:

a.	Basic

As of March 31, 2023, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares.

Earnings or losses are shared pro rata (excluding the interest earned on marketable securities held in trust account) between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended March 31, 2023. Then, the interest earned on marketable securities held in trust account (being the accretion to redemption value of the Class A ordinary shares subject to possible redemption) is fully allocated to the Class A ordinary shares subject to redemption.

The calculation is as follows:

	Three months ended March 31,
	2023	2022
	U.S. dollars in thousands (Except share data)

Net income (loss) for the period	1,707	(290)
Less- interest earned on marketable securities held in trust account	(2,095)	-
Net loss excluding interest	(388)	(290)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(299)	(220)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	2,095	-
	1,796	(220)
Denominator:
Weighted average number of shares	20,000,000	20,000,000

Basic and diluted earnings (loss) per Class A ordinary share subject to possible redemption	0.09	(0.01)

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(89)	(70)
	(89)	(70)
Denominator:
Weighted average number of shares	5,945,715	5,945,715

Basic and diluted loss per non-redeemable Class A and Class B ordinary shares	(0.01)	(0.01)

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - EARNING (LOSS) PER SHARE (cont.):

b.	Diluted

The Company had outstanding warrants to purchase up to 10,472,858 class A shares. The weighted average of such shares was excluded from diluted net loss per share calculation since the exercise of the warrants is contingent on the occurrence of future events.

As of March 31, 2023, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

The Deferred Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of March 31, 2023, as management has deemed the consummation of a Business Combination to be probable.

NOTE 7 - SUBSEQUENT EVENT:

On May 15, 2023, the Company filed with the SEC, and soon thereafter it intends to distribute to its shareholders, a notice and proxy statement in respect of extension meeting for the purpose of considering and voting on, among other proposals a proposal to approve the extension by three months ( from June 20, 2023 to September 20, 2023 or such earlier date as may be determined by the Company’s board of directors in its sole discretion) of the deadline by which the Company needs to consummate an initial business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the year ended, December 31, 2022, included in our 2022 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors” in our 2022 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in December 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies and, in October 2022, entered into the WHC Business Combination Agreement with WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip®. We intend to effectuate our initial business combination using (i) cash from the proceeds of our initial public offering and the private placement of the private units, (ii) cash from a new PIPE financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, if necessary, and/or (iv) issuance of shares to WHC members (or, if applicable, the equity holders of an alternative target company).

The issuance of additional ordinary shares in the WHC Business Combination or any other business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares (although our sponsor, as the sole holder of the Class B ordinary shares, has waived its anti-dilution rights in respect of the WHC Business Combination);

●	could cause a change of control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, that could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2023 and December 31, 2022, we had $0 and approximately $7,000, respectively, of cash, and approximately ($1,838,000) and ($1,450,000), respectively, of working capital. Further, we expect to continue to incur significant costs in the pursuit of the WHC Business Combination. We cannot assure you that our plans to complete the WHC Business Combination (or any other initial business combination) or a related capital-raise will be successful.

Recent Developments

Extension Meeting for Extension of Deadline to Consummate Our Initial Business Combination

On May 15, 2023, we filed with the SEC, and soon thereafter we intend to distribute to our shareholders, a notice and proxy statement in respect of the extension meeting for the purpose of considering and voting on, among other proposals: (i) a proposal to approve, by way of special resolution, an amendment to our amended and restated memorandum and articles of association to extend, by three months— from June 20, 2023 to September 20, 2023 (or such earlier date as may be determined by our board of directors in its sole discretion)— the deadline by which we need to consummate an initial business combination (the “Articles Extension Proposal”); (ii) a proposal to amend the Investment Management Trust Agreement, dated as of December 15, 2021, to which we are party with Continental Stock Transfer & Trust Company, to extend the term of that agreement for a period of three months that corresponds with the extension period under the Articles Extension Proposal; (iii) a proposal to approve, by way of special resolution, an amendment to our amended and restated memorandum and articles of association that will provide that the existing restriction that prevents the issuance of additional shares that would vote together with the public shares on a proposal to approve our initial business combination, will not apply to the issuance of Class A ordinary shares upon conversion of the Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from the trust account; and (iv) a proposal to approve, by way of ordinary resolution of the holders of the Class B ordinary shares, the re-appointment of each of Eran (Rani) Plaut, Joachim Drees, Steven Greenfield, David Riemenschneider, and Philipp von Hagen as directors serving on our board of directors until the second succeeding annual general meeting of our company and until their successors are elected and qualified. Each such proposal is described in more detail in the definitive proxy statement related to the extension meeting, as filed with the SEC.

Registration Statement for WHC Business Combination

On February 14, 2023, we filed with the SEC a registration statement on Form S-4 that contains a proxy statement/ prospectus in respect of the securities to be issued in connection with the WHC Business Combination and the Spree extraordinary general meeting for approval of the WHC Business Combination, as required under the WHC Business Combination Agreement. On April 18, 2023, we filed with the SEC Amendment No. 1 to that registration statement. For the avoidance of doubt, such registration statement, and the amendment thereto, is not incorporated by reference herein.

Unless specifically stated, this Quarterly Report does not give effect to the prospective WHC Business Combination and does not contain a description of the risks associated with the prospective WHC Business Combination. Such risks and effects relating to the prospective WHC Business Combination are described in the foregoing registration statement on Form S-4. The foregoing registration statement also contains a description of the business, operations, financial condition, management, governance, capitalization and other materials terms related to the companies that will survive the WHC Business Combination, as well as information regarding the redemption process and the Spree extraordinary general meeting at which the WHC Business Combination will be brought for approval.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities and preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction, our entry into the WHC Business Combination Agreement and certain related agreements, and activities related to the prospective WHC Business Combination and accompanying financing arrangements. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the March 31, 2023 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in December 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company and activities related to the prospective WHC Business Combination.

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

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note under which we had initially borrowed $199,598 prior to the consummation of our initial public offering. The total balance owed under the note was repaid in full upon the consummation of our initial public offering, and as of March 31, 2023, no amounts remained outstanding under that note.

Subsequent to our initial public offering, our working capital needs have been initially satisfied primarily by the approximately $1,100,000 available to us originally outside our trust account (from the private placement of private units consummated simultaneously with our initial public offering).

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $600,000, directors and officers liability insurance premiums of approximately $750,000 and underwriting commissions of $4,000,000 (but excluding a deferred underwriting fee of $9,000,000 that will be payable to the representative of the underwriters as a deferred underwriting fee at the time of (and subject to the consummation of) our initial business combination transaction), and after adding back $1,000,000 paid to us by the underwriter to reimburse certain of our expenses, and (ii) the sale of the private units for a purchase price of $9,457,150 in the aggregate, was $205,100,000. Of this amount, $204,000,000 (including $9,000,000 in potential deferred underwriting fees to be payable to the representative of the underwriters at the time of our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. As of March 31, 2023, we had approximately $208,921,000 of marketable securities held in that trust account. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining amount of approximately $1,100,000 from our initial public offering and private units financing was not transferred to the trust account and was deposited in our bank account. As of March 31, 2023, we had no remaining cash deposited in that bank account. As of March 31, 2023, we had an accumulated deficit of approximately $10,838,000.

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

Since our initial public offering, we have used the proceeds held outside of the trust account (of which no cash remained as of March 31, 2023) primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We have used funds held outside of the trust towards performance of all of the foregoing activities with respect to WHC and in connection with our entry into the WHC Business Combination Agreement and the related agreements, and, subsequent to that time, for activities related to the prospective WHC Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with the prospective WHC Business Combination, our sponsor may, but is not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. In lieu of cash repayment, upon the closing of our initial business combination, up to $1,500,000 of such loans may instead be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. The terms of such loans by our sponsor or an affiliate of our sponsor, if any, have not been determined, and no written agreements exist with respect to such loans. As of March 31, 2023 and as of the date of this Quarterly Report, there are no amounts outstanding under any such loans from our sponsor or its affiliates. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties are willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

If we are unable to complete our prospective WHC Business Combination or an alternative business combination, our required liquidation date (June 20, 2023, which reflects an Extension Period due to our announcement of our entry into the WHC Business Combination Agreement ) would be less than 12 months after the date of this Quarterly Report (subject to any further Extension Period that we may obtain). In addition to that impending required liquidation date, we are dependent upon additional funding from our sponsor or its affiliates during the period prior to our prospective WHC Business Combination (to be evidenced by promissory note(s) that we may issue). Those factors, among others, raise substantial doubt about our ability to continue as a going concern. Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in the opinion of our independent auditor on our audited financial statements, which appears in Item 15 of our 2022 Annual Report.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2023, we did not have any off-balance sheet arrangements as described in Item 303 of the SEC’s Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, and administrative and support services, that it provides to our company. We will continue to incur those monthly fees until the earlier of the completion of a business combination and our company’s liquidation. Because we lack working capital currently to make payments under that agreement, we are accruing monthly amounts owed to the sponsor under the agreement, and will satisfy all such obligations upon the completion of our initial business combination. We are also obligated to pay Stifel, Nicolaus & Company, Incorporated, the representative of the underwriters in our IPO, a deferred underwriting fee of $9.0 million, which represents 4.5% of the gross proceeds of our IPO, which is payable upon, and subject to, the consummation of our initial business combination transaction.

Critical Accounting Estimates

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds from our initial public offering and the sale of the private units held in the trust account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our “Certifying Officers”, the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023 our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in Part I, Item 1A, of our 2022 Annual Report. As of the date of this Quarterly Report, there have been no material changes to those risk factors.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

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

Spree Acquisition Corp. 1 Limited

Date: May 15, 2023	/s/ Eran (Rani) Plaut
	Name:	Eran (Rani) Plaut
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	/s/ Shay Kronfeld
	Name:	Shay Kronfeld
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)