Form 10-Q
period 2023-06-30
Spree Acquisition Corp. 1 Ltd
filed 2024-06-27
CIK 1881462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 27, 2024, (i) 7,810,701 Class A ordinary shares, par value $0.0001 per share (constituted by 1,864,987 publicly-held Class A ordinary shares,  945,715 Class A ordinary shares included in the private units purchased by the registrant’s sponsor concurrently with the registrant’s initial public offering, and 4,999,999 sponsor-held founders shares that are Class A ordinary shares (which had been converted from Class B ordinary shares)), and (ii) one Class B ordinary share, par value $0.0001 per share (a founders share), were issued and outstanding.

SPREE ACQUISITION CORP. 1 LIMITED

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “the company,” “our company” or “Spree” are to Spree Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“extension meetings” are to the extraordinary general meetings of Spree that we held on June 12, 2023 and December 21, 2023 at which the extension, by nine months (until March 20, 2024), and by an additional nine months (until December 20, 2024), respectively, of the deadline for completion of our initial business combination transaction under the amended and restated memorandum and articles of association was approved by our shareholders;

●	“extension periods” are to the additional nine-month periods, first until 27 months (the “initial extension period”), and then until 36 months (the “second extension period”), following our IPO (i.e., until March 20, 2024, and then until December 20, 2024), respectively, during which we may complete our initial business combination as a result of shareholder votes at the extension meetings;

●	“founders shares” are to our 5,000,000 Class B ordinary shares, in the aggregate, initially purchased in a private placement, and not surrendered, by our sponsor, of which 4,999,999 were converted into Class A ordinary shares on January 3, 2024, and the remaining one (1) of which will be automatically converted into a Class A ordinary share at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares are not or will not be (as applicable) “public shares”);

●	“initial shareholder” are to our sponsor’s wholly-owned subsidiary, Spree Operandi U.S. LP, a Delaware limited partnership, as the holder of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on December 20, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholder, directors and officers, at the time of our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“NYSE” are to the New York Stock Exchange;

●	“ordinary shares” are to Class A ordinary shares and/or Class B ordinary shares;

●	“private shares” are to the 945,715 Class A ordinary shares included in the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private units” are to the 945,715 units (consisting of 945,715 private shares and 472,858 private warrants) that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private warrants” are to the warrants to purchase one Class A ordinary share at an exercise price of $11.50 per share contained within the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our IPO or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

●	“public warrants” are to the warrants to purchase one Class A ordinary share at an exercise price of $11.50 per share sold as part of the public units in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to Spree Operandi, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Spree Operandi U.S. LP, a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which a total of $204.0 million from the proceeds of the initial public offering and the sale of the private units was deposited, and the balance of which was reduced, due to redemptions of public shares in connection with the extension meetings, to approximately $44.9 million as of June 30, 2023 (following the first extension meeting) and to $20.4 million as of January 2, 2024 (following the second extension meeting);

●	“warrants” are to the public warrants and the private warrants;

●	“WHC” are to WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip®;

●	“WHC Business Combination” are to our business combination with WHC that was to have been completed pursuant to the WHC Business Combination Agreement;

●	“WHC Business Combination Agreement” are to the Business Combination Agreement, dated October 29, 2022, as amended by Amendment No. 1 thereto, by and between Spree and WHC, which was terminated as of August 23, 2023; and

●	“2022 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 30, 2023.

Special Note Regarding Forward-Looking Statements

Some statements contained in this Quarterly Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to complete a business combination, including the satisfaction of the closing conditions to a business combination, and the timing of the completion of such business combination;

●	our expectations with respect to future performance of a target company business and anticipated financial impacts of a business combination;

●	our ability to maintain sufficient funding outside of our trust account to enable us to complete a business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our public securities’ liquidity and trading;

●	the market for our traded securities currently and following any potential business combination; or

●	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I— Item 1A. Risk Factors” in the 2022 Annual Report and “Part II— Item 1A. Risk Factors” in this Quarterly Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023, AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023 AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	U.S. Dollars in thousands

Assets
ASSETS:
Cash and cash equivalents	-	7
Related party – Sponsor	-	15
Prepaid expenses	167	351
Cash and cash equivalents held in Trust Account	44,884	206,826
TOTAL ASSETS	45,051	207,199

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES-
Accrued expenses	2,707	1,823
Related party – Sponsor	202	-
Deferred underwriting compensation	9,000	9,000
TOTAL LIABILITIES	11,909	10,823

COMMITMENTS AND CONTINGENCIES (Note 6)

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 4,236,788 and 20,000,000 shares at June 30, 2023 and December 31, 2022, respectively, at a redemption value of $10.59 and $10.21 per share, respectively	44,884	206,826

CAPITAL DEFICIENCY:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 945,715 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (excluding 4,236,788 and 20,000,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively)	*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 5,000,000 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023	-	-
Additional paid-in capital	-	-
Accumulated deficit	(11,742)	(10,450)
TOTAL CAPITAL DEFICIENCY	(11,742)	(10,450)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY	45,051	207,199

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
	U.S. Dollars in thousands Except per share data

INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	4,350	245	2,255	232
OPERATING EXPENSES	(1,192)	(757)	(804)	(454)
NET INCOME (LOSS) FOR THE PERIOD	3,158	(512)	1,451	(222)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	18,414,873	20,000,000	16,811,935	20,000,000
BASIC AND DILUTED EARNING (LOSS) PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 4	0.19	(0.02)	0.10	(0.01)

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5,945,715	5,945,715	5,945,715	5,945,715
BASIC AND DILUTED LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 4	(0.07)	(0.03)	(0.33)	(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars in thousands (except share data)

BALANCE AT JANUARY 1, 2023	945,715	*	5,000,000	*	-	(10,450)	(10,450)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(4,450)	(4,450)
Net income for the period	-	-	-	-	-	3,158	3,158
BALANCE AT JUNE 30, 2023	945,715	*	5,000,000	*	-	(11,742)	(11,742)

BALANCE AT JANUARY 1, 2022	945,715	*	5,031,250	*	-	(7,352)	(7,352)
forfeiture of Class B ordinary shares (note 3)	-	-	(31,250)	*	-	-	*
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(245)	(245)
Net loss for the period	-	-	-	-	-	(512)	(512)
BALANCE AT JUNE 30, 2022	945,715	*	5,000,000	*	-	(8,109)	(8,109)

BALANCE AT APRIL 1, 2023	945,715	*	5,000,000	*	-	(10,838)	(10,838)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(2,355)	(2,355)
Net income for the period	-	-	-	-	-	1,451	1,451
BALANCE AT JUNE 30, 2023	945,715	*	5,000,000	*	-	(11,742)	(11,742)

BALANCE AT APRIL 1, 2022	945,715	*	5,000,000	*	-	(7,642)	(7,642)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(245)	(245)
Net loss for the period	-	-	-	-	-	(222)	(222)
BALANCE AT JUNE 30, 2022	945,715	*	5,000,000	*	-	(8,109)	(8,109)

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Six months ended June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	3,158	(512)
Changes in operating assets and liabilities:
Prepaid expenses	184	184
Accrued expenses	884	4
Related party payable	60	-
	1,128	188
Net cash provided by (used in) operating activities	4,286	(324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor loan (including related party payable)	157	-
Redemption of Class A Ordinary shares	(166,392)	-
Net cash used in financing activities	(166,235)	-

DECREASE IN CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT	(161,949)	(324)
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT BEGINNING OF THE PERIOD	206,833	205,011
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	44,884	204,687

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	-	442
Cash and cash equivalents held in trust account	44,884	204,245
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	44,884	204,687

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

All activity for the period from August 6, 2021 (inception) through June 30, 2023 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company generates income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 1(b)).

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

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

In October 2022, the Company entered into a business combination agreement with WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip. This proposed Business Combination was unanimously approved by the board of directors of Spree and also approved by the sole managing member, and the requisite holders of the issued and outstanding units, of WHC LLC. subsequent to June 30, 2023, the Company and WHC entered into a termination of this agreement, see also note 7 - Subsequent Events.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

e.	Initial Extension Amendment / Articles Amendment Proposal

On June 12, 2023, the Company held an initial extension meeting. At the meeting, the Company’s shareholders approved each of the following proposals: (i) a proposal to approve, by way of special resolution, an amendment to the Company’s amended and restated memorandum and articles of association to extend, by nine months— from June 20, 2023 to March 20, 2024 (or such earlier date as may be determined by the board of directors in its sole discretion)— the deadline by which the Company needs to consummate an initial business combination (the “Articles Extension Proposal”); (ii) a proposal to amend the Investment Management Trust Agreement, dated as of December 15, 2021, to which the Company is a party with Continental Stock Transfer & Trust Company, to extend the term of that agreement for a period of nine months that corresponds with the extension period under the Articles Extension Proposal; (iii) a proposal to approve, by way of special resolution, an amendment to the Company’s amended and restated memorandum and articles of association that provided that the restriction that prevented the issuance of additional shares that would vote together with the public shares on a proposal to approve the Company’s initial business combination, will not apply to the issuance of Class A ordinary shares upon conversion of the Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from the trust account.

Concurrently with the initial extension meeting, the Sponsor agreed to loan the Company, for each month during the initial extension period, an amount equal to the lesser of $0.04 per public share that remains outstanding or $100,000. See Note 5b.

In connection with the initial extension meeting, 15,763,212 public shares were redeemed, resulting in 5,182,503 Class A ordinary shares (consisting of 4,236,788 public shares and 945,715 private shares included in the private units issued concurrently with the initial public offering), and 5,000,000 Class B ordinary shares, remaining outstanding. On June 21, 2023, approximately $166.3 million was distributed from the trust account for payments to the redeeming shareholders.

Subsequent to June 30, 2023, the Company held a second extension meeting. At the meeting, the Company’s shareholders approved to extend the date by which the Company needs to consummate an initial business combination, by an additional nine months— from March 20, 2024 to December 20, 2024, see Note 7 - Subsequent Event.

f.	Substantial Doubt about the Company’s Ability to continue as a Going Concern

As of June 30, 2023, the Company had no cash and an accumulated deficit of $11,742 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its search for an Initial Business Combination. Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several borrowings of funds under promissory notes issued by the Company to the Sponsor (which borrowings were repaid upon the closing of the Company’s Public Offering). Management has determined that it will need to rely and is significantly dependent on amounts to be made available under future promissory notes or other forms of financial support to be provided by the Sponsor (which the Sponsor is not obligated to provide).

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

Moreover, the Company has until December 20, 2024 (which reflects an extension period due to Extension Amendments, as detailed under Note 1e. above and Note 7 – Subsequent Events below) to consummate the initial Business Combination. If a business combination is not consummated by this date (unless extended), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that its liquidity needs as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to complete the Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of December 20, 2024, nor that it will be able to raise sufficient funds to complete an Initial Business Combination.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company fail to obtain financial support in its search for an Initial Business Combination, nor if it is required to liquidate after December 20, 2024.

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

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

This may make a comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible, because of the potential differences in accounting standards used.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

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

Certain disclosures included in the financial statements as of December 31, 2022 have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The Company applies the two-class method in calculating net income (loss) per each class of shares: the non-redeemable shares, which include the Private Class A Ordinary Shares, as defined in Note 3a, and the Class B ordinary shares (hereafter and collectively – Non-Redeemable class A and B ordinary shares); and the Class A ordinary shares subject to possible redemption.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

In order to determine the net income (loss) attributable to each class, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any interest earned on investments held in the Trust Account or funds deposited into the Trust Account by the Sponsor. Then, the accretion is fully allocated to the Class A ordinary shares subject to redemption.

d.	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. As of June 30, 2023, the Company has an aggregate of 20,000,000 Class A ordinary shares issued that were sold as part of the Units in the Public Offering, out of which 4,236,788 remain outstanding following the initial extension meeting, see also Note 1e. The Units (which also included Warrants) were sold at a price of $10 per Unit, for aggregate consideration of $200 million in the Public Offering. The Sponsor purchased an aggregate of 945,715 private shares as part of the Private Units (which also included private warrants) sold in the Private Placement at a price of $10 per Private Unit, or $9,457,150 in the aggregate.

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

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the Business Combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial Business Combination. Subsequent to June 30, 2023, the Sponsor converted 4,999,999 founders shares from Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, see also Note 7 - Subsequent Event.

b.	Preference shares

The Company is authorized to issue up to 5,000,000 preference shares of $0.0001 par value each. As of June 30, 2023, the Company has no preference shares issued and outstanding.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 4 - EARNING (LOSS) PER SHARE:

a.	Basic

As of June 30, 2023, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares.

Earnings or losses are shared pro rata (excluding the accretion of Class A redeemable shares, derived from interest earned on marketable securities held in trust account) between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended June 30, 2023. Then, the accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

The calculation is as follows:

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
	U.S. dollars in thousands (Except share data)		U.S. dollars in thousands (Except share data)

Net income (loss) for the period	3,158	(512)	1,451	(222)
Less- interest earned on marketable securities held in trust account	(4,350)	(245)	(2,255)	(232)
Net loss excluding interest	(1,192)	(757)	(804)	(454)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(901)	(583)	(594)	(350)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	4,450	245	2,355	232
	3,549	(338)	1,761	(118)
Denominator:
Weighted average number of shares	18,414,873	20,000,000	16,811,935	20,000,000

Basic and diluted earnings (loss) per Class A ordinary share subject to possible redemption	0.19	(0.02)	0.10	(0.01)

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(291)	(174)	(210)	(104)
Accretion	(100)	-	(100)	-
	(391)	(174)	(310)	(104)
Denominator:
Weighted average number of shares	5,945,715	5,945,715	5,945,715	5,945,715

Basic and diluted loss per non-redeemable Class A and Class B ordinary shares	(0.07)	(0.03)	(0.33)	(0.02)

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 4 - EARNING (LOSS) PER SHARE (continued):

b.	Diluted

The Company had outstanding warrants to purchase up to 10,472,858 class A shares. The weighted average of such shares was excluded from diluted net loss per share calculation since the exercise of the warrants is contingent on the occurrence of future events. As of June 30, 2023, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

a.	Administrative services agreement

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

b.	Sponsor loan

On June 5, 2023, the Sponsor agreed to loan the Company, for deposit into the Trust Account on the 20th day of each month, for each month during the initial extension period (see Note 1e above), an amount equal to the lesser of $0.04 per public share that remains outstanding (and which was not redeemed in connection with the initial extension meeting), or $100,000. As 4,236,788 public shares remained outstanding following the initial extension meeting (for which an amount of $0.04 per public share would exceed $100,000), as of June 30, 2023, the Sponsor contributed $100,000.

The entire unpaid principal balance shall be payable on the earlier of: (i) the date on which the Company ceases operations, or (ii) the date on which the Company consummates a Business Combination. The Sponsor may elect to convert any unpaid principal amounts outstanding into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company at an exercise price of $11.5 per share.

As described in Note 7b below, after providing five monthly loan installments of $100,000 each, in November 2023, the Sponsor ceased to provide the monthly installments and, consequently, the Company ceased its corresponding monthly deposits into the Trust Account for the remainder of the initial extension period.

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

The Deferred Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of the date of the IPO, since at that date management has deemed the consummation of a Business Combination to be probable.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 7 - SUBSEQUENT EVENTS:

a.	Termination of WHC Business Combination Agreement

On August 23, 2023, the Company and WHC entered into a Termination of Business Combination Agreement (the “Termination Agreement”) pursuant to which the WHC Business Combination Agreement was terminated, effective as of August 23, 2023.

As a result of the mutual termination of the WHC Business Combination Agreement, that agreement became of no further force and effect, except as set forth in the Termination Agreement. The mutual termination of the Business Combination Agreement also terminated and made void the transaction agreements that were entered into in connection with the WHC Business Combination Agreement which resulted in a reversal of previously accrued expenses of 450 thousands dollar recorded in operating expenses.

On February 5, 2024, the Company submitted a withdrawal request with respect to the registration statement on Form S-4 for the already-terminated WHC Business Combination.

b.	Second Extension Amendment / Articles Amendment Proposal

On December 21, 2023, the Company held a second extension meeting. At the meeting, the Company’s shareholders approved each of the following proposals: (i) a proposal to approve, by way of special resolution, an amendment to the Company’s amended and restated memorandum and articles of association to extend, by an additional nine months— from March 20, 2024 to December 20, 2024 (or such earlier date as may be determined by the board of directors in its sole discretion)— the date by which the Company needs to consummate an initial business combination (the “Second Articles Extension Proposal”); and (ii) a proposal to amend the Investment Management Trust Agreement, dated as of December 15, 2021, to which the Company is a party with Continental Stock Transfer & Trust Company, to extend the term of that agreement for a period of nine months that corresponds with the extension period under the Second Articles Extension Proposal.

On November 20, 2023, in advance of, and in connection with, the vote of the Company’s shareholders at the second extension meeting, the Company announced that beginning on that date and continuing through the remainder of the initial extension period and throughout the proposed second extension period as well, the Sponsor would no longer loan to the Company, and the Company would no longer deposit into the Trust Account, $100,000 per month, which loans and deposits had been initiated in connection with the initial extension meeting at which the initial nine-month extension period had been approved (see Note 1e above). Instead, the Sponsor would utilize its cash towards optimizing its efforts for a successful business combination for the Company.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 7 - SUBSEQUENT EVENTS (continued):

In December 2023, concurrently with the second extension meeting, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties (the “Non-Redeeming Shareholders”). Under the Non-Redemption Agreements, the Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) the public shares that they hold or acquired prior to the second extension meeting (the “Non-Redeemed Shares”), in connection with the shareholder vote on the Second Articles Extension Proposal. In exchange for that commitment of the Non-Redeeming Shareholders, the Sponsor agreed to transfer founder’s shares held by it to the Non-Redeeming Shareholders. The Sponsor entered into Non-Redemption Agreements with Non-Redeeming Shareholders with respect to an aggregate of 1,825,000 Non-Redeemed Shares. Based on the ratio of 70,000 founders shares for every 200,000 Non-Redeemed Shares, the Non-Redeeming Shareholders are expected to receive 638,750 founders shares from the Sponsor in exchange for their non-redemption commitments concerning those 1,825,000 Non-Redeemed Shares. The transfer of the founders shares to the Non-Redeeming Shareholders is subject to the conditions described in the Non-Redemption Agreements, including the Company’s consummation of an initial business combination. Those shares remain subject to the undertaking of the Sponsor in the letter agreement from Spree’s IPO and are not subject to redemption following the Sponsor Conversion of Founders Shares described in d. below.

In connection with the second extension meeting, 2,371,801 public shares were redeemed, resulting in 2,810,702 Class A ordinary shares (consisting of 1,864,987 public shares and 945,715 private shares included in the private units issued concurrently with the initial public offering), and 5,000,000 Class B ordinary shares, remaining outstanding. On January 2, 2024, approximately $26.0 million was distributed from the trust account for payments to the redeeming shareholders. The balance of the trust account following that distribution was approximately $20.4 million.

c.	Services Engagement relating Business Combination Transaction

On December 4, 2023, the Company has engaged Cohen & Company Capital Markets division (“CCM”), to act as its (i) capital markets advisor in connection with seeking an extension for completing a business combination and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities with respect to any sale transaction or a business combination in particular or other capital or debt raising transaction in connection with this sale transaction. The fee includes (i) an advisor fee in connection with the extension in an amount equal to $2,500,000 and (ii) a transaction fee of an amount equal to 5.0% of the sum of the gross proceeds raised or released from the Trust Account. All fees shall be payable simultaneously with the closing of a transaction.

d.	Sponsor Conversion of Founders Shares

On January 3, 2024, the Sponsor voluntarily elected to convert 4,999,999 founders shares from Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with Article 17.2 of the Company’s amended and restated memorandum and articles of association.

The Class A ordinary shares issued upon such conversion are not entitled to receive funds from the Company’s trust account through redemptions or otherwise, and remain subject to the existing transfer restrictions on founders shares following such conversion.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 7 - SUBSEQUENT EVENTS (continued):

Following completion of the conversion, the number and classes of Company’s shares that are issued and outstanding consist of:

●	7,810,701 Class A ordinary shares (constituted by 1,864,987 public shares, 945,715 private shares, and 4,999,999 sponsor-held founders shares that are Class A ordinary shares (i.e., those converted from Class B ordinary shares)); and

●	one sponsor-held founders share that is a Class B ordinary share.

e.	New York Stock Exchange Delisting

On February 22, 2024, the Company received notice from NYSE that they were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual (the “Listing Rule”). The Listing Rule requires a listed special purpose acquisition company (“SPAC”) to maintain an average aggregate global market capitalization attributable to its publicly held shares over a consecutive 30 trading day period of at least $40,000,000. As a result of that noncompliance, NYSE suspended trading in our securities pending the delisting process or any successful appeal by the Company. On March 8, 2024, NYSE delisted each of the Company’s securities. The Company is currently evaluating possible alternatives in light of the delisting. While the Company intends to take whatever means possible to qualify for listing, and to list, once again, the securities on a national securities exchange such as Nasdaq, there can be no guarantee that such efforts will be successful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the year ended, December 31, 2022, included in our 2022 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors” in our 2022 Annual Report and in “Part II— Item 1A. Risk Factors” in this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in December 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies. In October 2022, we entered into the WHC Business Combination Agreement with WHC, but subsequent to June 30, 2023— in August 2023— that agreement was terminated. We intend to effectuate our initial business combination using (i) any remaining cash proceeds from our initial public offering and the private placement of the private units, (ii) cash from a new financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, if necessary, and/or (iv) issuance of shares to the shareholders, members or other equity holders of a target company.

The issuance of additional ordinary shares in any business combination:

●	may significantly dilute the equity interest of investors from our initial public offering;

●	could cause a change of control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, that could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at June 30, 2023 and December 31, 2022, we had $0 and approximately $7,000, respectively, of cash, and approximately ($2,742,000) and ($1,450,000), respectively, of working capital. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination (or, if necessary, a related capital-raise) will be successful.

Recent Developments

Developments Prior to June 30, 2023 Balance Sheet Date

Initial Extension Meeting for Initial Extension of Deadline to Consummate Initial Business Combination

On June 12, 2023, we held an initial extension meeting. At the meeting, our shareholders approved each of the following proposals: (i) a proposal to approve, by way of special resolution, an amendment to our amended and restated memorandum and articles of association to extend, by nine months— from June 20, 2023 to March 20, 2024 (or such earlier date as may be determined by our board of directors in its sole discretion)— the deadline by which we need to consummate an initial business combination (the “Articles Extension Proposal”); (ii) a proposal to amend the Investment Management Trust Agreement, dated as of December 15, 2021, to which we are party with Continental Stock Transfer & Trust Company, to extend the term of that agreement for a period of nine months that corresponds with the extension period under the Articles Extension Proposal; (iii) a proposal to approve, by way of special resolution, an amendment to our amended and restated memorandum and articles of association that provided that the restriction that prevented the issuance of additional shares that would vote together with the public shares on a proposal to approve our initial business combination, will not apply to the issuance of Class A ordinary shares upon conversion of the Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from the trust account; and (iv) a proposal to approve, by way of ordinary resolution of the holders of the Class B ordinary shares, the re-appointment of each of Eran (Rani) Plaut, Joachim Drees, Steven Greenfield, David Riemenschneider, and Philipp von Hagen as directors serving on our board of directors until the second succeeding annual general meeting of our company and until their successors are elected and qualified. Each such proposal was described in more detail in the definitive proxy statement related to the initial extension meeting, as supplemented by two proxy supplements, as filed with the SEC on May 15, 2023, May 22, 2023 and June 5, 2023, respectively.

In connection with the initial extension meeting, 15,763,212 public shares were redeemed, resulting in 5,182,503 Class A ordinary shares (consisting of 4,236,788 public shares and 945,715 private shares included in the private units issued concurrently with our initial public offering), as well as 5,000,000 Class B ordinary shares, remaining outstanding. On June 21, 2023, approximately $166.3 million was distributed from the trust account for payments to the redeeming shareholders. The balance of the trust account following that distribution was approximately $44.9 million.

Trust Extension Trust Contributions

On June 5, 2023, our sponsor agreed to loan us, for deposit into our trust account on the 20th day of each month, for each month during the initial extension period (including June 20, 2023 and up to but excluding June 20, 2024), an amount equal to the lesser of $0.04 per public share that remains outstanding (and which was not redeemed in connection with the initial extension meeting), or $100,000. Because 4,236,788 public shares remained outstanding following the initial extension meeting (for which an amount of $0.04 per public share would exceed $100,000), we began contributing $100,000 per month during the initial extension period. For a further discussion of our initial extension period payments, see “Liquidity and Capital Resources” below.

Registration Statement for WHC Business Combination

On February 14, 2023, we filed with the SEC a registration statement on Form S-4 that contained a proxy statement/ prospectus in respect of the securities to be issued in connection with the business combination under the WHC Business Combination and the Spree extraordinary general meeting for approval of the WHC Business Combination, as required under the WHC Business Combination Agreement. On April 18, 2023, we filed with the SEC Amendment No. 1 to that registration statement. For the avoidance of doubt, such registration statement, and the amendment thereto, is not incorporated by reference herein. As described in “Developments Subsequent to June 30, 2023 Balance Sheet Date”, following the termination of the WHC Business Combination Agreement in August 2023, in February 2024, we requested the withdrawal of the registration statement on Form S-4 in respect of the business combination with WHC.

This Quarterly Report does not give effect to the WHC Business Combination and does not contain a description of the risks associated with the WHC Business Combination (which, as described below, was subsequently terminated in August 2023). Such risks and effects relating to the WHC Business Combination were described in the foregoing registration statement on Form S-4. The foregoing registration statement also contained a description of the business, operations, financial condition, management, governance, capitalization and other materials terms related to the companies that were to survive the WHC Business Combination, as well as information regarding the redemption process and the potential Spree extraordinary general meeting at which the WHC Business Combination was to have potentially been brought for approval.

Developments Subsequent to June 30, 2023 Balance Sheet Date

Termination of WHC Business Combination Agreement

On August 23, 2023, Spree and WHC entered into a Termination of Business Combination Agreement (the “Termination Agreement”) pursuant to which the WHC Business Combination Agreement was terminated, effective as of August 23, 2023.

As a result of the mutual termination of the WHC Business Combination Agreement, that agreement became of no further force and effect, except as set forth in the Termination Agreement. The mutual termination of the Business Combination Agreement also terminated and made void the transaction agreements that were entered into in connection with the WHC Business Combination Agreement.

On February 5, 2024, we submitted a withdrawal request with respect to the registration statement on Form S-4 for the already-terminated WHC Business Combination.

Second Extension Meeting for Second Extension of Deadline to Consummate Initial Business Combination

On December 21, 2023, we held a second extension meeting. At the meeting, our shareholders approved each of the following proposals: (i) a proposal to approve, by way of special resolution, an amendment to our amended and restated memorandum and articles of association to extend, by an additional nine months— from March 20, 2024 to December 20, 2024 (or such earlier date as may be determined by our board of directors in its sole discretion)— the deadline by which we need to consummate an initial business combination (the “Second Articles Extension Proposal”); and (ii) a proposal to amend the Investment Management Trust Agreement, dated as of December 15, 2021, to which we are party with Continental Stock Transfer & Trust Company, to extend the term of that agreement for a period of nine months that corresponds with the extension period under the Second Articles Extension Proposal. Each such proposal was described in more detail in the definitive proxy statement related to the second extension meeting, as filed with the SEC on December 11, 2023.

In connection with the second extension meeting, 2,371,801 public shares were redeemed, resulting in 2,810,702 Class A ordinary shares (consisting of 1,864,987 public shares and 945,715 private shares included in the private units issued concurrently with our initial public offering), as well as 5,000,000 Class B ordinary shares, remaining outstanding. On January 2, 2024, approximately $26.0 million was distributed from the trust account for payments to the redeeming shareholders. The balance of the trust account following that distribution was approximately $20.4 million.

Termination of Trust Extension Trust Contributions

In advance of, and in connection with, the vote of our shareholders at the second extension meeting, our sponsor announced that beginning on November 20, 2023 and continuing throughout the second extension period, it would no longer make the $100,000 monthly contributions to the trust account, which had been initiated in connection with the initial extension period. Instead, the sponsor would utilize its cash towards optimizing its efforts for a successful business combination for Spree.

Non-Redemption Agreements in Connection with Second Extension Meeting

In connection with the second extension meeting, Spree and the sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties (the “Non-Redeeming Shareholders”). Under the Non-Redemption Agreements, the Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) the public shares that they hold or acquired prior to the second extension meeting (the “Non-Redeemed Shares”), in connection with the shareholder vote on the Second Articles Extension Proposal. In exchange for that commitment of the Non-Redeeming Shareholders, the sponsor agreed to transfer founders shares held by it to the Non-Redeeming Shareholders. The sponsor entered into Non-Redemption Agreements with Non-Redeeming Shareholders with respect to an aggregate of 1,825,000 Non-Redeemed Shares. Based on the ratio of 70,000 founders shares for every 200,000 Non-Redeemed Shares, the Non-Redeeming Shareholders are expected to receive 638,750 founders shares from the Sponsor in exchange for their non-redemption commitments concerning those 1,825,000 Non-Redeemed Shares. The transfer of the founders shares to the Non-Redeeming Shareholders is subject to the conditions described in the Non-Redemption Agreements, including our consummation of an initial business combination. The founders shares received by the Non-Redeeming Shareholders remain subject to the waiver of any right to redeem those shares for proceeds from the trust account, as agreed to by the sponsor in its letter agreement with us at the time of our IPO.

Sponsor Conversion of Founders Shares

On January 3, 2024, the sponsor voluntarily elected to convert 4,999,999 founders shares from Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with Article 17.2 of our amended and restated memorandum and articles of association.

The Class A ordinary shares issued upon such conversion are not entitled to receive funds from our trust account through redemptions or otherwise, and remain subject to the existing transfer restrictions on founders shares following such conversion.

Following completion of the conversion, the number and classes of shares of our Company that are issued and outstanding consist of:

●	7,810,701 Class A ordinary shares (constituted by 1,864,987 public shares, 945,715 private shares, and 4,999,999 sponsor-held founders shares that are Class A ordinary shares (i.e., those converted from Class B ordinary shares)); and

●	one sponsor-held founders share that is a Class B ordinary share.

New York Stock Exchange Delisting

On February 22, 2024, we received notice from NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual (the “Listing Rule”). The Listing Rule requires a listed special purpose acquisition company (“SPAC”) to maintain an average aggregate global market capitalization attributable to its publicly held shares over a consecutive 30 trading day period of at least $40,000,000.

As a result of that noncompliance, NYSE suspended trading in our securities pending the delisting process or any successful appeal by our company. On March 8, 2024, NYSE delisted each of our securities. That delisting could adversely affect the liquidity and value of our securities.

We are currently evaluating possible alternatives in light of the delisting. While we intend to take whatever means possible to qualify for listing, and to list, once again, our securities on a national securities exchange such as Nasdaq, there can be no guarantee that such efforts will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities and preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction, our entry into the WHC Business Combination Agreement and certain related agreements, activities related to the WHC Business Combination (which was subsequently terminated in August 2023), searching for, and due diligence related to, potential alternative initial business combination transactions, and accompanying financing arrangements. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate income in the form of interest income on funds held in our trust account after our initial public offering. Except as described above (with respect to the NYSE delisting), there has been no significant change in our financial or trading position and no material adverse change has occurred since the June 30, 2023 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in December 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company and activities related to the now-terminated WHC Business Combination and potential alternative initial business combination transactions.

Liquidity and Capital Resources

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management expects that the proceeds of our initial public offering, together with proceeds from additional loans from our sponsor, if necessary (as described below), will suffice to cover our working capital needs until an initial business combination. We cannot assure you that our plans to consummate, or to finance our preparations for, an initial business combination will be successful.

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note under which we had initially borrowed $199,598 prior to the consummation of our initial public offering. The total balance owed under the note was repaid in full upon the consummation of our initial public offering, and as of June 30, 2023, no amounts remained outstanding under that note.

Subsequent to our initial public offering, our working capital needs were initially satisfied primarily by the approximately $1,100,000 available to us outside of our trust account (from the private placement of private units consummated simultaneously with our initial public offering).

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $600,000, directors and officers liability insurance premiums of approximately $750,000 and underwriting commissions of $4,000,000 (but excluding a deferred underwriting fee of $9,000,000 that will be payable to the representative of the underwriters as a deferred underwriting fee at the time of (and subject to the consummation of) our initial business combination transaction), and after adding back $1,000,000 paid to us by the underwriter to reimburse certain of our expenses, and (ii) the sale of the private units for a purchase price of $9,457,150 in the aggregate, was $205,100,000. Of that amount, $204,000,000 (including $9,000,000 in potential deferred underwriting fees to be payable to the representative of the underwriters at the time of our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. As of June 30, 2023, we had approximately $44,884,000 of marketable securities held in that trust account. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining amount of approximately $1,100,000 from our initial public offering and private units financing was not transferred to the trust account and was deposited in our bank account. As of June 30, 2023, we had no remaining cash deposited in that bank account. As of June 30, 2023, we had an accumulated deficit of approximately $11,742,000.

We intend to use substantially all of the investments held in the trust account (after reduction for payments to redeeming shareholders) including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable, if any, and excluding potential fees to be payable to the underwriters for advisory services in connection with our prospective initial business combination transaction), to fund our post-business combination company. We may withdraw from the trust interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, or if we are acquired as part of our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders), plus any amounts raised in a PIPE or other equity financing (if any) and any cash held by a target company will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Since our initial public offering, we have used the proceeds held outside of the trust account (of which no cash remained as of June 30, 2023) primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We have used funds held outside of the trust towards performance of all of the foregoing activities with respect to WHC and in connection with our entry into the WHC Business Combination Agreement, and, subsequent to the termination of that agreement, for activities related to potential alternative initial business combination transactions.

In order to enable our company to continue to exist and not liquidate during the initial extension period, beginning after the initial extension meeting in June 2023, we agreed to fund monthly $100,000 extension period payments to the trust account on the 20th day of each calendar month. We made those payments for a total of five months (from June 2023 through October 2023) before ceasing those payments in November 2023 in connection with our preparation for the second extension meeting. For those initial extension period payments, we relied upon loans from our sponsor, which were represented by a promissory note, dated June 12, 2023, in an amount of up to $900,000, that we issued to the sponsor. The amount of that note represented the maximum aggregate amount of monthly extension period payments that we could have borrowed from the sponsor during the initial nine-month extension period. In the end, we borrowed only $500,000 for five monthly trust contributions prior to ceasing those contributions. As of June 30, 2023 and as of the date of this Quarterly Report, there were $100,000 and $500,000, respectively, of such sponsor loans outstanding under the foregoing promissory note, all of which was used for monthly extension period payments to the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our sponsor may, but is not obligated to, loan us additional funds as may be required. In the event that our initial business combination does not close, we may use a portion of the working capital (if any) held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. If our initial business combination does not close and we do not have any funds outside of our trust account, such loans would be forfeited, eliminated or otherwise forgiven. If we complete our initial business combination, we would repay the loaned amounts from the proceeds of the trust account that are released. In lieu of cash repayment, upon the closing of our initial business combination, up to $1,500,000 of such sponsor loans may instead be converted into warrants at a price of $1.50 per warrant at the option of the lender. Each such warrant would have an exercise price of $11.50 per underlying Class A ordinary share and would otherwise be identical to the private warrants (that are part of the private units) issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties are willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We believe that we may need to continue to request additional loans from our sponsor in order to satisfy our liquidity needs in our pursuit of an initial business combination, given the timing that we anticipate for the consummation of a business combination transaction. The costs of consummating a business combination may be greater than what we currently estimate would be needed to do so. Consequently, if our sponsor does not continue to provide us with additional funding, we will have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete an initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Even if we succeed at completing an initial business combination, we may need to obtain additional financing (either by issuing additional securities or incurring debt) to operate the combined company resulting from the business combination, in part because we may become obligated to redeem a significant number of our remaining public shares in connection with the completion such a business combination and will need additional funds in order to finance the combined company’s operations. Therefore, we may need to issue additional securities in a PIPE or other equity financing, or incur debt. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the business combination. We cannot assure you that our plans for that financing will be successful.

If we are unable to complete an initial business combination, our required liquidation date (December 20, 2024, as approved at the second extension meeting) would be less than 12 months after the date of this Quarterly Report (subject to any further extension of the mandatory liquidation date of our company that we may obtain). That factor, together with our reliance on sponsor loans, among other factors, raise substantial doubt about our ability to continue as a going concern. Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in the opinion of our independent auditor on our audited financial statements, which appears in Item 15 of our 2022 Annual Report.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2023, we did not have any off-balance sheet arrangements as described in Item 303 of the SEC’s Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, and administrative and support services, that it provides to our company. We will continue to incur those monthly fees until the earlier of the completion of a business combination and our company’s liquidation. Because we lack working capital currently to make payments under that agreement, we are accruing monthly amounts owed to the sponsor under the agreement, and will satisfy all such obligations upon the completion of our initial business combination. We are also obligated to pay Stifel, Nicolaus & Company, Incorporated, the representative of the underwriters in our IPO, a deferred underwriting fee of $9.0 million, which represents 4.5% of the gross proceeds of our IPO, which is payable upon, and subject to, the consummation of our initial business combination transaction. While we may seek to have that fee reduced or eliminated in connection with our negotiation of, or entry into, an agreement for an initial business combination, there can be no guarantee that we will succeed at doing so.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our “Certifying Officers”, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023 our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in Part I, Item 1A, of our 2022 Annual Report. As of the date of this Quarterly Report, there have been no material changes to those risk factors, except as stated below.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders’ exercise of redemption rights with respect to a large number of additional public shares may not allow us to complete an initial business combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the rate of redemption of shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of a shareholder meeting that approves an amendment to the articles of the SPAC or the initial business combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may face significant additional redemptions that will jeopardize our ability to successfully consummate an initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters for our IPO will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination or (in the event that we issue shares as consideration in a business combination) to fund the post-business combination company’s operations. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay, and the payment of, the deferred underwriting commissions.

In connection with the two extension meetings, 15,763,212 and 2,371,801 public shares, respectively, were redeemed at prices per share of approximately $10.56 and $10.95, respectively, thereby reducing the number of outstanding Class A ordinary shares from 20,945,715 to 5,182,503 (following the initial extension meeting), and from 5,182,503 to 2,810,702 (following the second extension meeting), consisting of 4,236,788, and 1,864,987, public shares, respectively, and 945,715 private shares in each case), and reducing the total value of the trust account significantly, from approximately $210.5 million to approximately $44.9 million, and then to $20.4 million, following the respective extension meetings.

Due to the high rates of redemptions of public shares in connection with shareholder votes on business combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post-business combination company. The market for financings of initial business combinations of SPACs in recent times has been very difficult, with financings often available only on terms that are onerous to the surviving company of the business combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial business combination. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete a business combination in the most desirable manner that will optimize our capital structure, or at all. If we are unable to complete an initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate through March 20, 2024 (or until the end of any additional Extension Period), and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.20 per share.

As of June 30, 2023, we had no cash held outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until December 20, 2024 (or until the shorter period that it may take to complete an initial business combination). We might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any additional target businesses.

If we are required to seek additional capital, we would need to borrow funds from the sponsor, members of our management team or other third parties in order to continue to operate, or may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain additional financing, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.20 per share on our redemption of the public shares.

The notes to the financial statements included in the 2022 Annual Report contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We cannot assure you that our plans to consummate an initial business combination will be successful, which is in part dependent on our ability to obtain sufficient financing for the company that continues after that business combination. The market for financings of companies emerging from a business combination with a SPAC has been very tight in the last two years. In the absence of such a business combination transaction, our company will cease to exist after December 20, 2024 (which reflects the extension periods), which would occur less than 12 months following the date of this Quarterly Report. The short-term expiration date for our company, as well as our need to obtain additional funds in order to satisfy our liquidity needs, raises substantial doubt about our ability to continue as a going concern. The financial statements contained in this Quarterly Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

Risks Related to an Investment in Our Securities

Our securities have been delisted from the NYSE, which could affect our securities’ market price and liquidity.

On February 22, 2024, NYSE notified us that our Class A ordinary share, units, and warrants were no longer suitable for listing on the NYSE due to the failure of our securities to meet the average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000, pursuant to Section 802.01B of the NYSE Listed Company Manual. As a result, NYSE commenced proceedings to delist each of our securities from NYSE, suspended trading in our securities effective immediately, and on March 8, 2024, filed a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act, removing all of our securities from exchange listing.

While we are evaluating possible alternatives in light of the NYSE delisting, including applying to list our securities under an alternative national securities exchange such as Nasdaq, we cannot assure you that our securities will qualify for such listing. In connection with an initial business combination that we may seek to effect, we will be required to demonstrate compliance with an applicable exchange’s initial listing requirements, which are generally more rigorous than an exchange’s continued listing requirements, in order to qualify for listing our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If we are not able to list our securities on another national securities exchange, our securities will continue to be quoted on an over-the-counter market. We could face significant material adverse consequences from that quotation (as compared to our prior listing on NYSE), including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A shares are a “penny stock” which will require brokers trading in our Class A shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants no longer qualify as covered securities under such statute, due to the delisting from the NYSE. We are therefore subject to regulation in each state in which we offer our securities, including in connection with our potential initial business combination, which may negatively impact our ability to consummate an initial business combination.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spree Acquisition Corp. 1 Limited

Date: June 27, 2024	/s/ Eran (Rani) Plaut
	Name:	Eran (Rani) Plaut
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 27, 2024	/s/ Shay Kronfeld
	Name:	Shay Kronfeld
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)