Form 10-Q
period 2023-09-30
Spree Acquisition Corp. 1 Ltd
filed 2024-06-27
CIK 1881462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

AS OF SEPTEMBER 30, 2023, AND FOR THE THREE AND NINE MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023, AND FOR THE THREE AND NINE MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	September 30	December 31,
	2023	2022
	U.S. Dollars in thousands
Assets
ASSETS:
Cash and cash equivalents	-	7
Related party – Sponsor	-	15
Prepaid expenses	76	351
Cash and cash equivalents held in Trust Account	45,725	206,826
TOTAL ASSETS	45,801	207,199

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES:
Accrued expenses	2,300	1,823
Related party – Sponsor	532	-
Deferred underwriting compensation	9,000	9,000
TOTAL LIABILITIES	11,832	10,823

COMMITMENTS AND CONTINGENCIES (Note 6)

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 4,236,788 and 20,000,000 shares at September 30, 2023 and December 31, 2022, respectively, at a redemption value of $10.79 and $10.21 per share, respectively	45,725	206,826

CAPITAL DEFICIENCY:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 945,715 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (excluding 4,236,788 and 20,000,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 5,000,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023	-	-
Additional paid-in capital	-	-
Accumulated deficit	(11,756)	(10,450)
TOTAL CAPITAL DEFICIENCY	(11,756)	(10,450)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY	45,801	207,199

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
	U.S. Dollars in thousands Except per share data

INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	4,891	1,204	541	959
OPERATING EXPENSES (INCOME)	(906)	(1,457)	286	(700)
NET INCOME (LOSS) FOR THE PERIOD	3,985	(253)	827	259

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	13,671,275	20,000,000	4,236,788	20,000,000
BASIC AND DILUTED EARNING PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 4	0.34	0.00	0.23	0.02

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5,945,715	5,945,715	5,945,715	5,945,715
BASIC AND DILUTED LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 4	(0.11)	(0.06)	(0.02)	(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT JANUARY 1, 2023	945,715	*	5,000,000	*	-	(10,450)	(10,450)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(5,291)	(5,291)
Net income for the period	-	-	-	-	-	3,985	3,985
BALANCE AT SEPTEMBER 30, 2023	945,715	*	5,000,000	*	-	(11,756)	(11,756)

BALANCE AT JANUARY 1, 2022	945,715	*	5,031,250	*	-	(7,352)	(7,352)
forfeiture of Class B ordinary shares (note 3)	-	-	(31,250)	*	-	-	*
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(1,204)	(1,204)
Net loss for the period	-	-	-	-	-	(253)	(253)
BALANCE AT SEPTEMBER 30, 2022	945,715	*	5,000,000	*	-	(8,809)	(8,809)

BALANCE AT JULY 1, 2023	945,715	*	5,000,000	*	-	(11,742)	(11,742)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(841)	(841)
Net income for the period	-	-	-	-	-	827	827
BALANCE AT SEPTEMBER 30, 2023	945,715	*	5,000,000	*	-	(11,756)	(11,756)

BALANCE AT JULY 1, 2022	945,715	*	5,000,000	*	-	(8,109)	(8,109)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(959)	(959)
Net profit for the period	-	-	-	-	-	259	259
BALANCE AT SEPTEMBER 30, 2022	945,715	*	5,000,000	*	-	(8,809)	(8,809)

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	3,985	(253)
Changes in operating assets and liabilities:
Prepaid expenses	275	275
Accrued expenses	477	265
Related party payable	90	-
	842	540
Net cash provided by operating activities	4,827	287

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor loan (including related party payable)	457	-
Redemption of Class A Ordinary shares	(166,392)	-
Net cash used in financing activities	(165,935)	-

DECREASE (INCREASE) IN CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT	(161,108)	287
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT BEGINNING OF THE PERIOD	206,833	205,011
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	45,725	205,298

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	-	94
Cash and cash equivalents held in trust account	45,725	205,204
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	45,725	205,298

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

All activity for the period from August 6, 2021 (inception) through September 30, 2023 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company generates income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 1(b)).

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

Subsequent to September 30, 2023, the Company held a second extension meeting. At the meeting, the Company’s shareholders approved to extend the date by which the Company needs to consummate an initial business combination, by an additional nine months— from March 20, 2024 to December 20, 2024, see Note 7 - Subsequent Event.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

f.	Substantial Doubt about the Company’s Ability to continue as a Going Concern

As of September 30, 2023, the Company had no cash and an accumulated deficit of $11,756 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its search for an Initial Business Combination. Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several borrowings of funds under promissory notes issued by the Company to the Sponsor (which borrowings were repaid upon the closing of the Company’s Public Offering). Management has determined that it will need to rely and is significantly dependent on amounts to be made available under future promissory notes or other forms of financial support to be provided by the Sponsor (which the Sponsor is not obligated to provide).

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

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. As of September 30, 2023, the Company has an aggregate of 20,000,000 Class A ordinary shares issued that were sold as part of the Units in the Public Offering, out of which 4,236,788 remain outstanding following the initial extension meeting, see also Note 1e. The Units (which also included Warrants) were sold at a price of $10 per Unit, for aggregate consideration of $200 million in the Public Offering. The Sponsor purchased an aggregate of 945,715 private shares as part of the Private Units (which also included private warrants) sold in the Private Placement at a price of $10 per Private Unit, or $9,457,150 in the aggregate.

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

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the Business Combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial Business Combination. Subsequent to September 30, 2023, the Sponsor converted 4,999,999 founders shares from Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, see also Note 7 - Subsequent Event.

b.	Preference shares

The Company is authorized to issue up to 5,000,000 preference shares of $0.0001 par value each. As of September 30, 2023, the Company has no preference shares issued and outstanding.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 4 - EARNING (LOSS) PER SHARE:

a.	Basic

As of September 30, 2023, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares.

Earnings or losses are shared pro rata (excluding the interest earned on marketable securities held in trust account) between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended September 30, 2023. Then, the accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

The calculation is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
	U.S. dollars in thousands (Except share data)		U.S. dollars in thousands (Except share data)

Net income (loss) for the period	3,985	(253)	827	259
Less- interest earned on marketable securities held in trust account	(4,891)	(1,204)	(541)	(959)
Net loss (income) excluding interest	(906)	(1,457)	286	(700)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss (income) excluding interest	(631)	(1,123)	119	(540)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	5,291	1,204	841	959
	4,660	81	960	(419)
Denominator:
Weighted average number of shares	13,671,275	20,000,000	4,236,788	20,000,000

Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.34	0.00	0.23	0.02

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss (income) excluding interest	(275)	(334)	167	(160)
Accretion	(400)	-	(300)	-
	(675)	(334)	(133)	(160)
Denominator:
Weighted average number of shares	5,945,715	5,945,715	5,945,715	5,945,715

Basic and diluted loss per non-redeemable Class A and Class B ordinary shares	(0.11)	(0.06)	(0.02)	(0.03)

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 4 - EARNING (LOSS) PER SHARE (continued):

b.	Diluted

The Company had outstanding warrants to purchase up to 10,472,858 class A shares. The weighted average of such shares was excluded from diluted net loss per share calculation since the exercise of the warrants is contingent on the occurrence of future events. As of September 30, 2023, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

On June 5, 2023, the Sponsor agreed to loan the Company, for deposit into the Trust Account on the 20th day of each month, for each month during the initial extension period (see Note 1e above), an amount equal to the lesser of $0.04 per public share that remains outstanding (and which was not redeemed in connection with the initial extension meeting), or $100,000. As 4,236,788 public shares remained outstanding following the initial extension meeting (for which an amount of $0.04 per public share would exceed $100,000), as of September 30, 2023, the Sponsor contributed $400,000.

The entire unpaid principal balance shall be payable on the earlier of: (i) the date on which the Company ceases operations, or (ii) the date on which the Company consummates a Business Combination. The Sponsor may elect to convert any unpaid principal amounts outstanding into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company at an exercise price of $11.5 per share.

As described in Note 7a below, after providing five monthly loan installments of $100,000 each, in November 2023, the Sponsor ceased to provide the monthly installments and, consequently, the Company ceased its corresponding monthly deposits to the Trust Account for the remainder of the initial extension period.

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued):

The Deferred Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of the date of the IPO, since at that date management has deemed the consummation of a Business Combination to be probable.

NOTE 7 - SUBSEQUENT EVENTS:

a.	Second Extension Amendment / Articles Amendment Proposal

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

In December 2023, concurrently with the second extension meeting, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties (the “Non-Redeeming Shareholders”). Under the Non-Redemption Agreements, the Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) the public shares that they hold or acquired prior to the second extension meeting (the “Non-Redeemed Shares”), in connection with the shareholder vote on the Second Articles Extension Proposal. In exchange for that commitment of the Non-Redeeming Shareholders, the Sponsor agreed to transfer founder’s shares held by it to the Non-Redeeming Shareholders. The Sponsor entered into Non-Redemption Agreements with Non-Redeeming Shareholders with respect to an aggregate of 1,825,000 Non-Redeemed Shares. Based on the ratio of 70,000 founders shares for every 200,000 Non-Redeemed Shares, the Non-Redeeming Shareholders are expected to receive 638,750 founders shares from the Sponsor in exchange for their non-redemption commitments concerning those 1,825,000 Non-Redeemed Shares. The transfer of the founders shares to the Non-Redeeming Shareholders is subject to the conditions described in the Non-Redemption Agreements, including the Company’s consummation of an initial business combination. Those shares remain subject to the undertaking of the Sponsor in the letter agreement from Spree’s IPO and are not subject to redemption following the Sponsor Conversion of Founders Shares described in c. below.

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

b.	Services Engagement relating Business Combination Transaction

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

c.	Sponsor Conversion of Founders Shares

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 7 - SUBSEQUENT EVENTS (continued):

Following completion of the conversion, the number and classes of Company’s shares that are issued and outstanding consist of:

●	7,810,701 Class A ordinary shares (constituted by 1,864,987 public shares, 945,715 private shares, and 4,999,999 sponsor-held founders shares that are Class A ordinary shares (i.e., those converted from Class B ordinary shares)); and

●	one sponsor-held founders share that is a Class B ordinary share.

d.	New York Stock Exchange Delisting

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

As indicated in the accompanying financial statements, at September 30, 2023 and December 31, 2022, we had $0 and approximately $7,000, respectively, of cash, and approximately ($2,756,000) and ($1,450,000), respectively, of working capital. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination (or, if necessary, a related capital-raise) will be successful.

Recent Developments

Developments Prior to September 30, 2023 Balance Sheet Date

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

Developments Subsequent to September 30, 2023 Balance Sheet Date

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

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities and preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction, our entry into the WHC Business Combination Agreement and certain related agreements, activities related to the WHC Business Combination (which was subsequently terminated in August 2023), searching for, and due diligence related to, potential alternative initial business combination transactions, and accompanying financing arrangements. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate income in the form of interest income on funds held in our trust account after our initial public offering. Except as described above (with respect to the NYSE delisting), there has been no significant change in our financial or trading position and no material adverse change has occurred since the September 30, 2023 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in December 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company and activities related to the now-terminated WHC Business Combination and potential alternative initial business combination transactions.

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

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note under which we had initially borrowed $199,598 prior to the consummation of our initial public offering. The total balance owed under the note was repaid in full upon the consummation of our initial public offering, and as of September 30, 2023, no amounts remained outstanding under that note.

Subsequent to our initial public offering, our working capital needs were initially satisfied primarily by the approximately $1,100,000 available to us outside of our trust account (from the private placement of private units consummated simultaneously with our initial public offering).

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $600,000, directors and officers liability insurance premiums of approximately $750,000 and underwriting commissions of $4,000,000 (but excluding a deferred underwriting fee of $9,000,000 that will be payable to the representative of the underwriters as a deferred underwriting fee at the time of (and subject to the consummation of) our initial business combination transaction), and after adding back $1,000,000 paid to us by the underwriter to reimburse certain of our expenses, and (ii) the sale of the private units for a purchase price of $9,457,150 in the aggregate, was $205,100,000. Of that amount, $204,000,000 (including $9,000,000 in potential deferred underwriting fees to be payable to the representative of the underwriters at the time of our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. As of September 30, 2023, we had approximately $45,724,650 of marketable securities held in that trust account. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining amount of approximately $1,100,000 from our initial public offering and private units financing was not transferred to the trust account and was deposited in our bank account. As of September 30, 2023, we had no remaining cash deposited in that bank account. As of September 30, 2023, we had an accumulated deficit of approximately $11,756,000.

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

Since our initial public offering, we have used the proceeds held outside of the trust account (of which no cash remained as of September 30, 2023) primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We had used funds held outside of the trust toward the performance of all of the prior activities with respect to WHC and in connection with our entry into the WHC Business Combination Agreement, and, subsequent to the termination of that agreement, for activities related to potential alternative initial business combination transactions.

In order to enable our company to continue to exist and not liquidate during the initial extension period, beginning after the initial extension meeting in June 2023, we agreed to fund monthly $100,000 extension period payments to the trust account on the 20th day of each calendar month. We made those payments for a total of five months (from June 2023 through October 2023) before ceasing those payments in November 2023 in connection with our preparation for the second extension meeting. For those initial extension period payments, we relied upon loans from our sponsor, which were represented by a promissory note, dated June 12, 2023, in an amount of up to $900,000, that we issued to the sponsor. The amount of that note represented the maximum aggregate amount of monthly extension period payments that we could have borrowed from the sponsor during the initial nine-month extension period. In the end, we borrowed only $500,000 for five monthly trust contributions prior to ceasing those contributions. As of September 30, 2023 and as of the date of this Quarterly Report, there were $400,000 and $500,000, respectively, of such sponsor loans outstanding under the foregoing promissory note, all of which was used for monthly extension period payments to the trust account.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2023, we did not have any off-balance sheet arrangements as described in Item 303 of the SEC’s Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our “Certifying Officers”, the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Due to the high rates of redemptions of public shares in connection with shareholder votes on business combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post-business combination company. The market for financings of initial business combinations of SPACs in recent times has been very difficult, with financings often available only on terms that are onerous to the surviving company of the business combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial business combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete a business combination in the most desirable manner that will optimize our capital structure, or at all. If we are unable to complete an initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate through December 20, 2024 (or until the end of any additional extension period), and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.20 per share.

As of September 30, 2023, we had no cash held outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until December 20, 2024 (or until the shorter period that it may take to complete an initial business combination). We might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any additional target businesses.

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