Form 10-K
period 2023-12-31
Spree Acquisition Corp. 1 Ltd
filed 2024-06-27
CIK 1881462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Class A ordinary shares, par value $0.0001 per share

(Title of class)

Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50

(Title of class)

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of a redeemable warrant

(Title of class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2023 (the last business day of the Registrant’s fiscal second quarter), based on the closing price of $10.62 for the Registrant’s Class A ordinary shares, as reported by the New York Stock Exchange on that date, was approximately $44,944,689.

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

Documents Incorporated by Reference: None.

Spree Acquisition Corp. 1 Limited

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “our,” “the company,” “our company” and “Spree” are to Spree Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“extension meetings” are to the extraordinary general meetings of Spree that we held on June 12, 2023 and December 21, 2023 at which the extension, by nine months (until March 20, 2024), and by an additional nine months (until December 20, 2024), respectively, of the deadline for completion of our initial business combination transaction under the amended and restated memorandum and articles of association was approved by our shareholders;

●	“extension periods” are to the additional nine-month periods, first until 27 months (the “initial extension period”), and then until 36 months (the “second extension period”), following our IPO (i.e., until March 20, 2024, and then until December 20, 2024), respectively, during which we may complete our initial business combination as a result of shareholder votes at the extension meetings;

●	“founders shares” are to our 5,000,000 Class B ordinary shares, in the aggregate, initially purchased in a private placement, and not surrendered, by our sponsor, of which 4,999,999 were converted into Class A ordinary shares on January 3, 2024, and the remaining one (1) of which will be automatically converted into a Class A ordinary share at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares are not or will not be (as applicable) “public shares”));

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Spree Operandi U.S. LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on December 20, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers, on our prior to our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“management” or our “management team” are to our officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“ordinary shares” are to Class A ordinary shares and/or Class B ordinary shares;

●	“private shares” are to the Class A ordinary shares included in the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private units” are to the 945,715 units (consisting of 945,715 private shares and 472,858 private warrants) that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private warrants” are to the warrants to purchase one Class A ordinary share at an exercise price of $11.50 per share contained within the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our IPO or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

●	“public warrants” are to the warrants to purchase one Class A ordinary share at an exercise price of $11.50 per share sold as part of the public units in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to Spree Operandi, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Spree Operandi U.S. LP, a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“Stifel” are to Stifel, Nicolaus & Company, Incorporated, the representative of the underwriters for our initial public offering;

●	“trust account” ” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which a total of $204.0 million from the proceeds of the initial public offering and the sale of the private units was deposited, and the balance of which was reduced, due to redemptions of public shares in connection with the extension meetings, to approximately $44.9 million as of June 30, 2023 (following the first extension meeting) and to $20.4 million as of January 2, 2024 (following the second extension meeting);

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“WHC” are to WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip®;

●	“WHC Business Combination” are to the potential business combination between Spree and WHC that was contemplated under the WHC Business Combination Agreement;

●	“WHC Business Combination Agreement” are to the Business Combination Agreement, dated October 29, 2022, as amended by Amendment No. 1 thereto, by and between Spree and WHC, which was terminated on August 23, 2023;

●	“WHC Registration Statement” are to the registration statement on Form S-4 (SEC File No. 333-269751) in respect of the WHC Business Combination, which we filed with the SEC on February 14, 2023;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

Cautionary Note Regarding Forward-Looking Statements

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete a business combination, including the satisfaction of the closing conditions to a business combination, and the timing of the completion of such business combination;

●	our expectations around the future performance of a prospective target business or businesses;

●	our potential ability to obtain additional financing to complete an initial business combination;

●	our ability to maintain sufficient funding outside of our trust account to enable us to complete an initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our public securities’ liquidity and trading;

●	the market for our securities currently and following any potential business combination;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial business combination.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Related to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete an initial business combination in the most desirable manner.

●	We may not be able to complete an initial business combination within the prescribed time frame, in which case our public shareholders may receive only $10.20 per share, or less, and our warrants will expire worthless.

●	We may be unable to obtain- on reasonable terms or at all- additional financing in connection with our initial business combination or to fund the operations and growth of a target business.

●	The funds not being held in the trust account may be insufficient to allow us to operate at least until the deadline for our completing an initial business combination (currently, December 20, 2024).

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

Risks Relating to the Post-Business Combination Company

●	Subsequent to consummation of an initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

●	A target company may require additional capital to support the growth of its business, and that capital may not be available on reasonable terms or at all.

Risks Relating to our Management Team and Sponsor

●	We are totally dependent upon the efforts of our key personnel, and if an initial business combination is completed, the combined company will be heavily dependent on such company’s current key personnel.

●	Our sponsor and our directors and executive officers have interests that are different, or in addition to (and which may conflict with), the interests of our public shareholders, including in determining whether a particular initial business combination is appropriate.

●	Our sponsor, officers and directors may purchase additional shares in anticipation of the vote on an initial business combination and may disproportionately influence the outcome of that vote.

Risks Relating to our Securities

●	NYSE has delisted our securities and we may not be successful in listing once again our securities, or those of a target company with which we may combine, on a securities exchange, which delisting limits investors’ ability to enter into transactions.

●	Our sponsor controls the appointment of our board of directors until completion of our initial business combination and holds a substantial interest in us.

●	The public shareholders will experience immediate dilution as a consequence of any issuance of new shares in any financing that we may effect as part of an initial business combination, and due to future issuances pursuant to a future equity incentive plan of a target company with which we may combine.

v

PART I

Item 1. Business.

General

We are a blank check company formed on August 6, 2021 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. We completed our initial public offering in December 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies. From our entry into the WHC Business Combination Agreement in October 2022 until the termination of that agreement in August 2023 (as described below), we focused exclusively on the then-prospective WHC Business Combination and related matters. After that period of time, we have once again been pursuing other potential business combination target companies.

Recent Developments

Developments Prior to December 31, 2023 Balance Sheet Date

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

Trust Extension Trust Contributions

On June 5, 2023, our sponsor agreed to loan us, for deposit into our trust account on the 20th day of each month, for each month during the initial extension period (including June 20, 2023 and up to but excluding June 20, 2024), an amount equal to the lesser of $0.04 per public share that remains outstanding (and which was not redeemed in connection with the initial extension meeting), or $100,000. Because 4,236,788 public shares remained outstanding following the initial extension meeting (for which an amount of $0.04 per public share would exceed $100,000), we began contributing $100,000 per month during the initial extension period. For a further discussion of our initial extension period payments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” below in this Annual Report.

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

Non-Redemption Agreements in Connection with Second Extension Meeting

In connection with the second extension meeting, Spree and the sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties (the “Non-Redeeming Shareholders”). Under the Non-Redemption Agreements, the Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) the public shares that they hold or acquired prior to the second extension meeting (the “Non-Redeemed Shares”), in connection with the shareholder vote on the Second Articles Extension Proposal. In exchange for that commitment of the Non-Redeeming Shareholders, the sponsor agreed to transfer founders shares held by it to the Non-Redeeming Shareholders. The sponsor entered into Non-Redemption Agreements with Non-Redeeming Shareholders with respect to an aggregate of 1,825,000 Non-Redeemed Shares. Based on the ratio of 70,000 founders shares for every 200,000 Non-Redeemed Shares, the Non-Redeeming Shareholders are expected to receive 638,750 founders shares from the Sponsor in exchange for their non-redemption commitments concerning those 1,825,000 Non-Redeemed Shares. The transfer of the founders shares to the Non-Redeeming Shareholders is subject to the conditions described in the Non-Redemption Agreements, including our consummation of an initial business combination. The Non-Redeeming Shareholders who will receive the founders shares upon the consummation of a business combination may not redeem those shares in connection with a vote of our shareholders on the business combination, as the founders shares will remain subject to the undertaking of the sponsor in the letter agreement from the IPO not to redeem those shares.

Developments Subsequent to December 31, 2023 Balance Sheet Date

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

As a result of that noncompliance, NYSE suspended trading in our securities pending the delisting process or any successful appeal by our company. On March 8, 2024, NYSE delisted each of our securities. That delisting has adversely affected the liquidity and value of our securities.

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

Our units commenced trading on the NYSE on December 20, 2021 under the symbol “SHAPU”. Beginning on February 4, 2022, holders of the public units have been able to elect to separately trade the public shares and public warrants included in the units. The Class A ordinary shares and warrants that were separated were traded on the NYSE under the symbols “SHAP” and “SHAP/W,” respectively. Units that were not separated continued to trade on the NYSE under the symbol “SHAP/U.” Since March 8, 2024, when NYSE delisted each of our securities, our securities have not been traded on any market.

Competitive Strengths

Status as a Public Company

We believe that our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination. The owners of a target business could exchange their shares of stock or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. We believe that target businesses might find a de-SPAC business combination avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds available in our trust fund in an approximate amount of $20,689,000 (as of March 31, 2024), assuming no redemptions, and after payment of a $9,000,000 deferred underwriting fee to Stifel in connection with the business combination (which we intend to negotiate in an attempt to reduce), in each case before additional fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that allows us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting a Business Combination

General

We may utilize cash derived from the proceeds of our initial public offering and the private placement of units in effecting a business combination. Investors in our initial public offering invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. In an effort to focus on strengthening a target company’s business on a stand-alone basis, we expect to effect only a single business combination with the proceeds from our initial public offering and concurrent private placement.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we have had virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described under “Acquisition Strategy and Criteria” above. Although our management will endeavor to evaluate the risks inherent in a business combination, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We have also engaged the services of professional firms or other individuals that specialize in business acquisitions on a formal basis (including Stifel, which has served as our financial advisor), to which we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than:

●	the monthly $10,000 administrative services fee;

●	the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	the repayment of up to $300,000 in loans that the sponsor may provide to us, which loans were evidenced by an unsecured promissory note under which we had initially borrowed $199,598 prior to the consummation of our IPO, which was repaid in full upon the consummation of our IPO;

●	The repayment of $500,000 of loans ($100,000 per month, over a period of five months) that the sponsor loaned us for contribution to our trust account during the initial extension period, from June 20, 2023 until (but not including) November 20, 2023;

●	any additional working capital loans that our sponsor may provide to us; and

●	the reimbursement of any out-of-pocket expenses.

Our audit committee reviews and approves all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into a transaction with an entity that has any such affiliation and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view..

Selection of a Target Business and Structuring of a Business Combination

We initially had 15 months from the closing date of our initial public offering (i.e., until March 20, 2023) to consummate our initial business combination, which period was to be extended: (a) an additional three months to a total of 18 months if we were to file (i) a Form 8-K that included a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination, but without completing the initial business combination within such 15-month period; (b) up to two instances of an additional three months per instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension an amount equal to $0.10 per unit or (c) for an additional period as a result of a shareholder vote to amend our amended and restated memorandum and articles of association. Because we filed a Form 8-K to report our entry into the WHC Business Combination Agreement on October 31, 2022, we qualified for an initial three-month extension, until June 20, 2023. Subsequently, our shareholders approved two further extension periods at the extension meetings, first until 27 months following our initial public offering (March 20, 2024), and then until 36 months following our initial public offering (December 20, 2024).

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

Fair Market Value of Target Business

NYSE listing rules require that the target business or businesses that acquired by a SPAC such as ours must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, for so long as we are not listed on NYSE (as is currently the case), we are no longer required to meet the foregoing 80% fair market value test.

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

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and their respective growth rates, book value and/or the market size addressed). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We are currently seeking an initial business combination with just one business. Therefore, at least initially, the prospects for our success will be entirely dependent upon the future performance of a single target business’ operations. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

Limited Ability to Evaluate the Target Business’ Management

Although we will scrutinize the management of a potential target business when evaluating the desirability of effecting a business combination with it, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management of the combined company will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in any business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of a particular target business.

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

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, for their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Our amended and restated memorandum and articles of association provide that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation. In addition, our amended and restated memorandum and articles of association provide that if we seek shareholder approval for our initial business combination, a majority of the outstanding ordinary shares voted are voted in favor of the business combination. We have chosen our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. If we do not meet that requirement, and our shareholders do not approve amendments to the amended and restated memorandum and articles of association to eliminate those requirements, we may be unable to complete an initial business combination, and our public shareholders may need to wait until December 20, 2024 (or later, if we extend that date) in order to be able to receive a pro rata share of the trust account upon our liquidation.

In connection with an extraordinary general meeting to approve a potential business combination, our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of the proposed business combination, (2) not to redeem any ordinary shares in connection with the shareholder vote to approve the proposed initial business combination and (3) in the case of a tender offer, not sell any ordinary shares in any tender in connection with a proposed initial business combination.

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

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder receives our proxy statement/prospectus up until two business days prior to the scheduled vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any general meeting called to approve a proposed initial business combination, we may require shareholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

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

If an initial business combination is not completed, we may continue to try to complete a business combination with a different target until 36 months from the closing date of our initial public offering (or up to any additional extension period, if approved by our shareholders).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed (and our shareholders have approved, at the extension meetings) that we will have until December 20, 2024 (as may be extended further under any additional extension period, if applicable) to complete our initial business combination. If we are unable to complete our initial business combination by such date or any further extended deadline, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 20, 2024 or any additional extension period. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination by December 20, 2024 or during any additional extension period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by December 20, 2024 or any further extended deadline.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing the redemption rights provided to shareholders as described in this Annual Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). We may seek to amend the foregoing net tangible assets requirement in connection with our shareholders’ vote on an initial business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we had no such funds available as of December 31, 2023. We cannot assure you that there will be any funds available for such purpose. If we do not have sufficient funds outside of the trust account to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We do not have access to any funds (as of December 31, 2023) from the proceeds of our initial public offering and the sale of the private units that are held outside of our trust account, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency laws and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association as described under “Amended and Restated Memorandum and Articles of Association” below, and (3) the redemption of our public shares if we are unable to complete our initial business combination within 36 months (reflecting the two extension periods, which were approved by our shareholders at the extension meetings) from the closing date of our initial public offering or during any additional extension period, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the completion of our initial business combination:

●	If we seek to amend our amended and restated memorandum and articles of association in a manner (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination within 36 months from the closing date of our initial public offering or during any further extension period, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination (we may seek shareholder approval for an amendment to the net tangible asset requirement immediately prior to consummation of an initial business combination);

●	if our initial business combination is not consummated within 36 months from the closing date of our initial public offering or during any further extension period, our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares (other than the issuance of Class A ordinary shares upon the conversion of the Class B ordinary shares that constituted the founders shares) that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) on an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 36 months from the closing date of our initial public offering (or up to any further extension period, if applicable) or (y) amend the foregoing provisions.

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

Comparison of redemption price or purchase price in connection with our initial business combination and/or if we fail to complete our initial business combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with: (i) the completion of our initial business combination— whether as redemptions by us, or purchases by our affiliates; and (ii) our inability to complete our initial business combination within 36 months or any additional extension period, if applicable, following the closing of our IPO.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which was initially $10.20 per share), including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to not be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination. We may seek shareholder approval to eliminate the foregoing net tangible asset requirement immediately prior to an initial business combination if we cannot meet that requirement.	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. Such purchases will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the trust account will be used to purchase shares in such transactions.	If we are unable to complete our initial business combination within 36 months (or any additional extension period) from the closing of our IPO, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (which was initially $10.20 per share), including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting fee and interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there will be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining shareholder after such redemptions.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In connection with the two extension meetings, 15,763,212 and 2,371,801 public shares, respectively, were redeemed at prices per share of approximately $10.56 and $10.95, respectively, thereby reducing the number of outstanding Class A ordinary shares from 20,945,715 to 5,182,503 (following the initial extension meeting), and from 5,182,503 to 2,810,702 (following the second extension meeting), consisting of 4,236,788, and 1,864,987, public shares, respectively, and 945,715 private shares in each case), and reducing the total value of the trust account significantly, from approximately $211.1 million to approximately $44.7 million, and then to $20.4 million, following the respective extension meetings.

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

If we are unable to complete a business combination by December 20, 2024, as such date may be extended pursuant to our amended and restated memorandum and articles of association, we would cease all operations except for the purpose of winding up and we would redeem our Class A ordinary shares and liquidate the trust account, in which case our public shareholders may only receive approximately $10.20 per share or less than such amount in certain circumstances, and our warrants will expire worthless.

Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of relatively high inflation, relatively high interest rates, fears of recession, terrorist attacks, natural disaster or a significant outbreak of infectious diseases. These trends could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, these trends may negatively impact the business of a target company following an initial business combination.

If we are unable to complete our initial business combination by December 20, 2024 or within an additional extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 20, 2024 or within an additional extension period. In such case, our public shareholders may only receive approximately $10.20 per share or less than $10.20 per share, upon the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

We may be unable to obtain- on reasonable terms or at all- additional financing in connection with our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Because of past and potential future significant redemptions of public shares, the net proceeds of our initial public offering and the sale of the private units in the trust account may not be sufficient to allow us to complete an initial business combination. We may therefore be required to seek additional financing or to abandon the proposed business combination. While we plan to pursue a PIPE financing, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete an initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. The market for financings of initial business combinations of SPACs in recent times has been very difficult, with financings often available only on terms that are onerous to the surviving company of the business combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete an initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors below.

In connection with our attempt to obtain shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

In the event that we seek shareholder approval of an initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of an initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition of such transaction, if it appears that such closing condition would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination when it may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or restore the quotation, listing or trading of our securities on a national securities exchange.

In order to effectuate an initial business combination, we have, in the past, amended various provisions of our amended and restated memorandum and articles of association and modified governing instruments. We cannot assure you that we will not seek to further amend our amended and restated memorandum and articles of association or governing instruments, in a manner that makes it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, we and other blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, we held an extraordinary general meeting on June 12, 2023 for our shareholders to approve an amendment to our amended and restated memorandum and articles of association to extend the deadline by which we need to consummate an initial business combination, from June 20, 2023 to March 20, 2024. At the same meeting, we requested that our shareholders approve an amendment to provide that the existing restriction that prevents the issuance of additional shares that would vote together with the Company’s publicly held Class A ordinary shares on a proposal to approve the Company’s initial business combination will not apply to the issuance of Class A ordinary shares upon conversion of the Company’s Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from the Company’s trust account. Both proposals were approved by our shareholders. Additionally, on December 21, 2023, we held a second extraordinary general meeting for our shareholders to approve an amendment to our amended and restated memorandum and articles of association to extend the deadline by which we need to consummate an initial business combination, from March 20, 2024 to December 20, 2024. Our shareholders approved this extension as well. Moreover, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to, among other things, extend the time to consummate our initial business combination.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate through December 20, 2024 (or until the end of any additional extension period), and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.20 per share.

As of December 31, 2023, we did not have any cash outside the trust account to fund our working capital requirements. The unavailability to us of cash outside of the trust account may prevent us from continuing to operate until December 20, 2024 (or until the end of any further extension period). We might not have any funds to continue searching for, or conduct due diligence with respect to, any additional target businesses.

If we need to seek additional capital, we would be required to borrow additional funds from the sponsor, members of our management team or other third parties to operate, or else we may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain additional financing, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.20 per share on our redemption of the public shares.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted, which may cause us to abandon our efforts to complete an initial business combination and instead liquidate our company.

On January 24, 2024, the SEC adopted final rules governing special purpose acquisition companies (the “SPAC Final Rules”), which will become effective on July 1, 2024. Among other items, the SPAC Final Rules provide interpretive guidance describing the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended (“Investment Company Act”) (the “Guidance”). In particular, the Guidance provided that like any other issuer, a SPAC may meet the definition of investment company under Section 3(a)(1)(A) or 3(a)(1)(C) of the Investment Company Act or both, depending on the facts and circumstances. Under Section 3(a)(1)(C), if a SPAC owns or proposes to acquire 40% or more of its total assets in investment securities, it would likely need to register under the Investment Company Act unless an exclusion from the definition applies. However, in the context of Section 3(A)(1)(A), the Guidance clarified that whether a SPAC is subject to the Investment Company Act is a question dependent on the particular facts and circumstances of the SPAC and this evaluation should be conducted at its inception and throughout its existence. In particular, the Guidance clarified that the specific duration period of a SPAC is not the sole determinant, but among one of the long-standing factors, i.e., the Tonopah factors, to consider when analyzing a SPAC’s investment company status. Under such factors, the following generally must be reviewed: (1) the nature of SPAC assets and income, (2) the activities of a SPAC’s officers, directors and employees, (3) the duration of the SPAC, including with respect to the timing of a business combination, (4) the manner in which a SPAC holds itself out to investors, and (5) its historical development.

Despite the SPAC Final Rules and the Guidance therein, there remains uncertainty concerning the applicability of the Investment Company Act to SPACs, generally, and to our company, specifically. This uncertain may subject us to a claim that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and to hold the funds in the trust account in cash or in an interest-bearing demand deposit account at a bank. Likewise, the risk may be increased the longer that our initial business combination timeline extends beyond, inclusive of the completion time for a de-SPAC transaction, the date of our initial public offering.

Based on the factors described in the Guidance provided under the SPAC Final Rules, we do not believe that our principal activities currently subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with, and regulation under, the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. For example, our activities would be severely restricted: including: (1) restrictions on the nature of our investments; and (2) restrictions on the issuance of securities; each of which may make it difficult for us to complete an initial business combination. In addition, we would be subject to burdensome compliance requirements, such as: (a) registration as an investment company with the SEC; (b) adoption of a specific form of corporate structure; and (c) reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations to which we are not currently subject. As a result, we may be forced to abandon our efforts to complete an initial business combination and to instead liquidate. If we liquidate, our shareholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of its stock and warrants following such a transaction, and our warrants would expire worthless.

If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or liquidation of our company.

The funds in the trust account have, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash or in an interest-bearing demand deposit account at a bank until the earlier of consummation of an initial business combination or liquidation of our company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of our company.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate our company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, and instead hold all funds in the trust account in cash or in an interest-bearing demand deposit account at a bank, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of our company.

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

We may not hold an additional annual general meeting until after the completion of our initial business combination. Our public shareholders do not have the right to appoint directors prior to the consummation of our business combination and do not have the right to call a general meeting.

As holders of our Class A ordinary shares, our public shareholders do not have the right to vote on the appointment of directors prior to completion of our initial business combination. In addition, during that time period, holders of a majority of our founders shares may remove a member of the board of directors for any reason. Under our amended and restated articles of association, our shareholders furthermore do not have the right to call a general meeting.

We may only be able to complete one business combination with the proceeds from our initial public offering and the sale of the private units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private units, approximately $20,689,000 (assuming no further redemption of Class A ordinary shares) was available to us in the trust account as of March 31, 2024 to complete our business combination and pay related fees and expenses (which fees may include up to $9,000,000 for the payment of a deferred underwriting fee to Stifel subject to our consummation of a business combination transaction, although we intend to negotiate to have that fee reduced or waived).

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

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the industry in which the combined company following our initial business combination plans to operate.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. We may seek to eliminate that net tangible assets requirement in connection with a shareholder vote on our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of their provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares following the closing date of our initial public offering, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of their provisions (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report if we do not complete our initial business combination within 36 months from the closing date of our initial public offering or during any additional extension period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless, in either case, we provide public shareholders the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Risks Relating to the Post-Business Combination Company

Subsequent to the consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence conducted in relation to a target business will identify all material issues or risks associated with such business or the industry in which it competes. As a result of these factors, we may incur additional costs and expenses and we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities or our combined company securities after a business combination. Accordingly, any shareholders of Spree who choose to remain as combined company shareholders following an initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus relating to an initial business combination contained an actionable material misstatement or material omission.

The combined company resulting from our initial business combination may require additional capital to support the growth of its business, and that capital might not be available on reasonable terms or at all.

To continue to effectively compete, the combined company resulting from our initial business combination may require additional funds to support the growth of its business and allow it to invest in new services, offerings, and markets. If the combined company raises additional funds through further issuances of equity or convertible debt securities, its existing equity holders may suffer significant dilution, and any new equity securities it issues may have rights, preferences, and privileges superior to those of existing equity holders. Any debt financing it secures in the future could contain restrictive covenants relating to its ability to incur additional indebtedness and other financial and operational matters that make it more difficult for it to obtain additional capital with which to pursue business opportunities. The combined company may not be able to obtain additional financing on favorable terms, if at all. If it is unable to obtain adequate financing or financing on terms satisfactory to it when required, its ability to continue to support its business growth and to respond to business challenges and competition may be significantly limited.

Risks Relating to our Management Team and Sponsor

Our ability to successfully effect our initial business combination and to be successful thereafter is totally dependent upon the efforts of our key personnel, some of whom may join the target company following our initial business combination. The loss of key target company personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our and our target company’s key personnel. The role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with a target company in senior management, board member or advisory positions following our initial business combination, all of the management of a target company may remain in place. While we will attempt to closely scrutinize any individuals we engage after an initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. A target company’s management may lack the skills, qualifications or abilities we expected. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

In addition, the officers and directors of a target company may resign upon completion of an initial business combination. The departure of a target company’s key personnel could negatively impact the operations and profitability of our post-business combination company.

Since the sponsor and Spree’s directors and executive officers, have interests that are different, or in addition to (and which may conflict with), the interests of our shareholders, a conflict of interest may exisst in determining whether a potential business combination is appropriate as our initial business combination. Such interests include that sponsor, as well as our executive officers and directors, will lose their entire investment in us if we do not complete a business combination.

When you consider the Spree Board’s approval of an initial business combination, you should keep in mind that the sponsor and the other insiders, including Spree’s directors and executive officers, have interests in such proposal that are different from, or in addition to (which may conflict with), those of Spree shareholders generally.

These conflicts of interest include, among other things, the interests listed below:

●	the fact that the sponsor has agreed not to redeem any Class A ordinary shares held by it in connection with a shareholder vote to approve a proposed initial business combination;

●	the fact that the sponsor paid an aggregate of $25,000 for the 5,000,000 founders shares currently owned by the sponsor and such securities will have a significantly higher value at the time of any business combination (the Class A ordinary shares into which the founders shares (all except for one) have been converted had an aggregate market value of approximately $54.55 million, based on the closing price of Class A ordinary shares of $10.91 on the NYSE on February 20, 2024);

●	the fact that sponsor paid $9,457,150 for its private units, and that the 945,715 private units would be worthless if a business combination is not consummated by December 20, 2024 (or before the end of any additional extension period, if applicable). The private placement shares included in the private units had an aggregate market value of approximately $10,317,750, based on the closing price of Class A ordinary shares of $10.91 on the NYSE on February 20, 2024;

●	the fact that the sponsor and Spree’s current officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to any ordinary shares (other than public shares) held by them if Spree fails to complete an initial business combination by December 20, 2024 (or before the end of any additional extension period, if applicable);

●	the fact that given the differential in the purchase price that the sponsor paid for the founder shares as compared to the price of the public units sold in the IPO and the substantial number of Class A ordinary shares that the sponsor received upon conversion of the Class B ordinary shares, the sponsor and its affiliates may earn a positive rate of return on their investment even if a combined company’s stock trades below the price initially paid for the public units in the IPO and the public shareholders experience a negative rate of return following the completion of an initial business combination;

●	the expected continued indemnification for Spree’s directors and officers and the continuation of Spree’s directors’ and officers’ liability insurance after an initial business combination (i.e., a “tail policy”);

●	the fact that the sponsor and Spree’s officers and directors will lose their entire investment in Spree and will not be reimbursed for any out-of-pocket expenses if an initial business combination is not consummated by December 20, 2024 (or before the end of any additional extension period, if applicable), but will benefit from their investment and will be reimbursed for such expenses, without a cap or ceiling, if our initial business combination successfully closes by that time;

●	the fact that the sponsor and Spree’s officers and directors may be eligible to participate in future compensation programs, or become party to employment or consulting agreements with a combined company following our initial business combination;

●	the fact that if the trust account is liquidated, including in the event Spree is unable to complete an initial business combination by December 20, 2024 (or before the end of any additional extension period, if applicable), the sponsor has agreed to indemnify Spree to ensure that the proceeds in the trust account are not reduced below $10.20 per public share, or such lesser per public share amount as is in the trust account on the liquidation date, by the claims of prospective target businesses with which Spree has entered into an acquisition agreement or claims of any third party for services rendered or products sold to Spree, but only if such a vendor or target business has not executed a waiver of any and all rights to seek access to the trust account;

●	certain of our officers and directors are affiliates of the sponsor, which holds 945,715 private shares, which were issued in a private placement together with private warrants, and 5,000,000 founders shares, totaling approximately a 76.1% equity stake in Spree.

The foregoing personal and financial interests of the sponsor as well as Spree’s directors and executive officers may influence their motivation in identifying and selecting a target company as a business combination target, completing an initial business combination with such company and influencing the operation of the business following such business combination.

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

On February 22, 2024, the NYSE notified us that our Class A ordinary shares, units, and warrants were no longer suitable for listing on the NYSE due to the failure of our securities to meet the average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000, pursuant to Section 802.01B of the NYSE Listed Company Manual. As a result, NYSE commenced proceedings to delist each of our securities from NYSE, suspended trading in our securities effective immediately, and on March 8, 2024, filed a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act, removing all of our securities from exchange listing.

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

If we are not able to list our securities on another national securities exchange, our securities will continue to be quoted on an over-the-counter market. We could face significant material adverse consequences from that quotation (as compared to our prior listing on NYSE), including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

A national securities exchange may not list our post-business-combination company’s securities on its exchange, which could limit investors’ ability to enter into transactions in a target company’s securities and subject the new combined company to additional trading restrictions.

If a high level of redemptions materializes in connection with a vote on our initial business combination, we would have less liquidity and fewer round-lot holders of our public shares, which may make it more difficult for our post-business-combination company to meet a national securities exchange’s listing requirements.

Even if we do meet the initial listing requirements of an exchange, an active trading market for the combined company’s securities following an initial business combination may never develop or, if developed, it may not be sustained. In connection with a business combination, in order to continue to maintain the listing of our securities on a national securities exchange, we will be required to demonstrate compliance with that exchange’s listing requirements. We may apply to have a target company’s securities listed on a national securities exchange upon consummation of our initial business combination. We cannot assure you that we will be able to meet all such listing requirements. Even if the listing of such securities is successful, the new combined company may be unable to maintain the listing of its securities in the future.

If such company fails to meet the listing requirements and a national securities exchange does not list its securities on its exchange, the new combined company could face significant material adverse consequences, including:

●	a limited availability of market quotations for the combined company’s securities;

●	reduced liquidity for the combined company’s securities;

●	a determination that the combined company’s stock is a “penny stock” which will require brokers trading in the combined company’s stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the combined company’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If the combined company’s securities were not listed on a national securities exchange, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.

You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 36 months from the closing date of our initial public offering or during any additional extension period, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Even if we consummate an initial business combination, our publicly traded warrants may never be in the money, and they may expire worthless.

The exercise price for our public warrants is $11.50 per share. There can be no assurance that the public warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless. The terms of public warrants may be amended in a manner that may be adverse to the holders. The Warrant Agreement between Continental, as warrant agent, and us, provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding public warrants approve of such amendment. Our ability to amend the terms of the warrants with the consent of a majority of the then-outstanding public warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of a combined company’s securities purchasable upon exercise of a warrant.

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

If we do not consummate an initial business combination by December 20, 2024 (or prior to the end of any additional extension period, if applicable), our public shareholders may be forced to wait until after December 20, 2024 before redemption from the trust account.

If we are unable to consummate our initial business combination by December 20, 2024 (as such date may be extended pursuant to our amended and restated memorandum and articles of association), we will distribute the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described in this proxy statement/prospectus. Any redemption of public shareholders from the trust account shall be affected automatically by function of the amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with Cayman Islands law. In that case, investors may be forced to wait beyond December 20, 2024 (as such date may be extended pursuant to our amended and restated memorandum and articles of association), before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their public shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business- Effecting a Business Combination- Redemption Rights.”

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by certain domestic publicly traded corporations occurring on or after January 1, 2023, with certain exceptions (the “Excise Tax”). However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the Excise Tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our Public Stock in connection with an amendment to our amended and restated certificate of incorporation or in connection with an initial business combination may subject us to the Excise Tax unless one of the two exceptions above apply.

Any redemption or other repurchase that we make may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of our initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with our initial business combination (or otherwise issued not in connection with our initial business combination but issued within the same taxable year of our initial business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available for a stockholder redemption, could cause a reduction in the cash available to complete an initial business combination, and could have an adverse effect on our ability to complete an initial business combination.

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

We are a recently formed company incorporated under the laws of the Cayman Islands with no operating results. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with a target business. We may be unable to complete an initial business combination and, if we fail, we will never generate any operating revenues.

Item 1B. Unresolved Staff Comments

None.

Item 1C: Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Item 2. Properties

We currently maintain our executive offices at 1922 Wildwood Place NE, Atlanta, Georgia. Our executive offices are provided to us by our sponsor at a minimal payment per month (included in the fee of up to $10,000 per month that we pay to our sponsor for administrative and support services). We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are not currently traded on any exchange. They were each traded on the NYSE under the symbols “SHAPU,” “SHAP” and “SHAPW,” respectively, until February 22, 2024, when trading was suspended in them. On March 8, 2024, they were delisted from the NYSE. Our units had commenced public trading on the NYSE on December 20, 2021 and our Class A ordinary shares and warrants had commenced separate trading on the NYSE on February 7, 2022.

(b)	Holders

As of June 15, 2024, there were two holders of record of our units, one holder of record of our Class A ordinary shares (on a stand-alone basis, apart from our units), one holder of record of our Class B ordinary shares and one holder of record of our warrants (on a stand-alone basis, apart from our units).

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

Substantially concurrently with the closing of the initial public offering, we completed the private sale of an aggregate of 945,715 units to our sponsor. The purchase price per private unit was $10.00, generating $9,457,150 of aggregate gross proceeds to us. The warrants contained in the private units are identical to the warrants included in the units sold in the initial public offering except that, for so long as they are held by the sponsor or its affiliates: (1) they will not be redeemable by us; (2) they may not (including the Class A ordinary shares issuable upon exercise of those warrants), subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination; and (3) they (including the Class A ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in December 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies and, in October 2022, entered into the WHC Business Combination Agreement with WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip®, as described in “Item 1. Business- Prospective WHC Business Combination” above. On August 23, 2023, we entered into a Termination of Business Combination Agreement with WHC pursuant to which the WHC Business Combination Agreement was terminated, effective as of that date. We intend to effectuate our initial business combination using (i) cash from the proceeds of our initial public offering and the private placement of the private units, (ii) cash from a new PIPE financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, if necessary, and/or (iv) issuance of shares to the equity holders of a target company.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	could cause a change of control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, that could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2023 and December 31, 2022, we had approximately $0 and $7,000, respectively, of cash, and approximately ($3,087,000) and ($1,450,000), respectively, of working capital (excluding cash in the trust account and deferred underwriting commission that may be owed by us). Further, we expect to continue to incur significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to complete an initial business combination or a related capital raise will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities and preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction, including our entry into the now-terminated WHC Business Combination Agreement and certain related agreements, and activities related to the now-terminated WHC Business Combination transaction and accompanying financing arrangements. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate income in the form of interest income on funds held in our trust account after our initial public offering. Other than the suspension of trading, and delisting, of our Class A ordinary shares, warrants and units from the NYSE on February 22, 2024 and March 8, 2024, respectively (as described in Part I, Item 1 “Business” above), there has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2023 date of our financial statements contained in this Annual Report.

Liquidity and Capital Resources

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management expects that proceeds from additional loans from our sponsor, as necessary (as described below), will suffice to cover our working capital needs until an initial business combination. We cannot assure you that our plans to consummate, or to finance our preparations for, an initial business combination will be successful.

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note under which we had initially borrowed $199,598 prior to the consummation of our initial public offering. The total balance owed under the note was repaid in full upon the consummation of our initial public offering, and as of December 31, 2023, no amounts remained outstanding under that note.

Subsequent to our initial public offering, our working capital needs were initially satisfied primarily by the approximately $1,100,000 available to us originally outside our trust account (from the private placement of private units consummated simultaneously with our initial public offering).

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $600,000, directors and officers liability insurance premiums of approximately $750,000 and underwriting commissions of $4,000,000 (but excluding a deferred underwriting fee of $9,000,000 that will be payable to the representative of the underwriters as a deferred underwriting fee at the time of (and subject to the consummation of) our initial business combination transaction), and after adding back $1,000,000 paid to us by the underwriter to reimburse certain of our expenses, and (ii) the sale of the private units for a purchase price of $9,457,150 in the aggregate, was $205,100,000. Of this amount, $204,000,000 (including $9,000,000 in potential deferred underwriting fees to be payable to the representative of the underwriters at the time of our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. As of December 31, 2023, we had approximately $46,420,000 of cash and marketable securities held in that trust account, of which $25,972,000 was paid out to redeeming public shareholders on January 2, 2024 in connection with the second extension meeting. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining amount of approximately $1,100,000 from our initial public offering and private units financing was not transferred to the trust account and was deposited in our bank account. As of December 31, 2023, we had no cash deposited in that bank account. As of December 31, 2023, we had an accumulated deficit of approximately $12,087,000.

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

Since our initial public offering, we have used the proceeds held outside of the trust account (of which there was zero balance as of December 31, 2023) primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We have used funds held outside of the trust towards performance of all of the foregoing activities with respect to WHC and in connection with our entry into the WHC Business Combination Agreement and the related agreements, and the now-terminated WHC Business Combination, and, following termination of the WHC Business Combination Agreement on August 23, 2023, for other potential business combination-related activities.

In order to fund working capital deficiencies or finance transaction costs in connection with a prospective initial business combination, our sponsor may, but is not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. In lieu of cash repayment, upon the closing of our initial business combination, up to $1,500,000 of such loans may instead be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. The terms of such loans by our sponsor or an affiliate of our sponsor, if any, have not been determined, and no written agreements exist with respect to such loans. As of December 31, 2023, approximately $677,000 was outstanding under such loans from our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties are willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We believe that we will need to request additional loans from our sponsor in order to satisfy our liquidity needs in our pursuit of an initial business combination. The costs of consummating an initial business combination may be greater than what we currently estimate. Consequently, if our sponsor does not provide us with additional funding, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete an initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

We will also likely need to obtain additional financing (either by issuing additional securities or incurring debt) to operate the combined company in connection with the consummation of an initial business combination, in part because we may become obligated to redeem a significant number of our public shares in connection with the completion such a business combination and may need additional funds in order to meet a cash condition under a business combination agreement and finance the combined company’s operations. Therefore, we will likely need to issue additional securities in a PIPE or other equity financing, or incur debt. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of an initial business combination. We cannot assure you that our plans for that financing will be successful.

If we are unable to complete an initial business combination, our required liquidation date (December 20, 2024, which reflects the second extension period that was approved by our shareholders on December 21, 2023) would be less than 12 months after the date of this Annual Report (subject to any further extension period that we may obtain). In addition to that impending required liquidation date, we are dependent upon additional funding from our sponsor or its affiliates during the period prior to our initial business combination (to be evidenced by promissory note(s) that we may issue). Those factors, among others, raise substantial doubt about our ability to continue as a going concern. Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in the opinion of our independent auditor on our audited financial statements, which appears in Item 15 of this Annual Report.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2023, we did not have any off-balance sheet arrangements as described in Item 303 of the SEC’s Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Deferred Underwriting Fee Obligation

As a result of an agreement that we entered into as part of our IPO, we are also obligated to pay Stifel, Nicolaus & Company, Incorporated, the representative of the underwriters in our IPO, a deferred underwriting fee of $9.0 million, which represents 4.5% of the gross proceeds of our IPO, which is payable upon, and subject to, the consummation of our initial business combination transaction. We intend to negotiate to reduce or eliminate that deferred underwriting fee, although there is no guarantee that we will succeed at doing so.

Financial Services Agreement Related to Second Extension and Business Combination

In connection with the second extension meeting that we held in December 2023 at which the second extension was approved by our shareholders, we entered into a financial services agreement with J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“Cohen & Company”). Under that agreement, Cohen & Company agreed to serve as (i) our capital markets advisor in connection with seeking an extension for completing a business combination (which was accomplished via the second extension) and (ii) our placement agent for a private placement of equity, equity-linked, convertible and/or debt securities in connection with any de-SPAC transaction or other business combination with an unaffiliated third party target company (any such fund raising activity, a “financing transaction”).

Among the other services that it has or will provide for us under the agreement, Cohen & Company facilitated our entry into non-redemption agreements with investors that purchased public shares prior to the December 2023 second extension meeting, thereby preserving money in the trust account despite the opportunity afforded to holders of our public shares to redeem those shares in connection with the second extension.

As compensation for the financial services provided to us under the agreement, we have agreed to pay Cohen & Company the following fees:

(i)	an advisor fee of $2,500,000 in connection with the second extension, to be paid simultaneously with (and subject to) the closing of our business combination; and

(ii)	a transaction fee in connection with a financing transaction, to be paid at the closing of the financing transaction, in an amount that will be equal to 5.0% of the sum of:

a.	the gross proceeds raised in the financing transaction from investors and received by our company or the target company for our business combination, plus

b.	the proceeds released from the trust account with respect to any shareholder of our company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem public shares, in each case to the extent such shareholder was identified to us by Cohen & Company.

We have also agreed to reimburse Cohen & Company and its affiliates for any reasonable and documented out-of-pocket expenses, plus any sales, use or similar taxes (including additions to such taxes, if any) on any such expenses. We have furthermore agreed to customary indemnification and/or contribution to Cohen & Company for any liability arising out of any actual or proposed business combination or financing transaction or our engagement of Cohen & Company. Such obligation of ours is subject to customary exclusions for any liability arising out of any action or failure to act by Cohen & Company or its affiliates that is found in a final judicial determination or settlement to constitute bad faith, willful misconduct or gross negligence.

Under the financial services agreement, Cohen & Company has provided a waiver of its right to collect any amounts owed to it under the agreement from the trust account.

The financial services agreement provides Cohen & Company with a right of first refusal during the term of the agreement and thereafter to act (1) as our exclusive financial advisor in connection with a business combination and (2) following the consummation of any business combination, as our (or our successor or parent entity, as applicable), book-running lead managing underwriter, book-running lead arranger or exclusive placement agent in connection with any underwritten Rule 144A offering, underwritten public offering or private placement that may be undertaken by our company (or our successor or parent entity) or, as applicable, our shareholders. Any such engagement of Cohen & Company would include customary fees to be mutually agreed between us and Cohen & Company.

The financial services agreement may be terminated by us or Cohen & Company at any time upon 30 days’ advance written notice. Termination of the financial services agreement does not affect Cohen & Company’s right to indemnification or contribution or payment of the transaction fee (described in paragraph (ii) above) if the closing of the applicable financing transaction occurs within 24 months following the termination of the financial services agreement.

The foregoing description is qualified in its entirety by reference to the financial services agreement, which serves as an exhibit to this Annual Report.

Critical Accounting Estimates

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our “Certifying Officers”, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023 our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information.

None.

Item 9.C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Eran (Rani) Plaut	56	Chairman of the Board, Director and Chief Executive Officer
Nir Sasson	57	Chief Operating Officer
Shay Kronfeld	48	Chief Financial Officer and VP Business
Joachim Drees	59	Director
Steven Greenfield	53	Director
David Riemenschneider	60	Director
Philipp von Hagen	54	Director

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

Philipp von Hagen has served as our director since the consummation of our initial public offering. Since May 2024, Mr. von Hagen has served as the Managing Director at IDEALworks GmbH, a deep tech robotics company in Munich, Germany. Prior to that role, from March 2021 to February 2023, he served as the Managing Partner of Future Industry Ventures S.à r.l., the General Partner of FIV Industry 4.0 Ventures Fund S.C.Sp., SICAV-RAIF, a pan-European fund for early and growth stage investments in industrial technologies. From March 2012 to June 2020, Mr. von Hagen served on the executive board of Porsche Automobil Holding SE, Germany, where he was responsible for developing and executing an investment strategy, a risk-return based management of investment portfolio as well as the exercise of ownership and shareholder rights. Prior to that time, between 1998 and 2012 Mr. von Hagen worked in Global Financial Advisory at Rothschild in London, United Kingdom, and Frankfurt, Germany. He began his career in corporate finance and equity capital markets at Daiwa Securities Limited, United Kingdom, in 1995 and became a founding member of the corporate finance advisory division of Intercapital Securities, United Kingdom, in 1997. Mr. von Hagen holds degrees in Economics from the London School of Economics and Political Science, United Kingdom, and from the University of Oxford, United Kingdom.

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

Director Independence

Although our securities were delisted from the NYSE on March 8, 2024, we intend to voluntarily maintain compliance with the NYSE’s corporate governance principles and its independence standards, as we deem them to be useful for our hopes of once again listing our securities on a national securities exchange. NYSE’s listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Drees, Greenfield, Riemenschneider and von Hagen, is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our audit committee and compensation committee are each entirely composed of independent directors meeting NYSE’s and the SEC’s additional requirements applicable to members of those committees. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Pursuant to NYSE listing rules (as voluntarily observed by us notwithstanding our delisting) we have established three standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating and corporate governance committee, each comprised of independent directors. Under Section 303A.00 of the NYSE Listed Company Manual, a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements.

Audit Committee

We have an audit committee of the board of directors. Messrs. Joachim Drees, David Riemenschneider, and Philipp von Hagen serve as members of our audit committee and Mr. Riemenschneider serves as the chairman of the audit committee. Under the NYSE listing standards (as voluntarily observed by us notwithstanding our delisting) and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such prospective member of our audit committee meets the independent director standard under NYSE listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Drees and Riemenschneider serve as members of our compensation committee and Mr. Drees serves as the chairman of the compensation committee. Under the NYSE listing standards (as voluntarily observed by us notwithstanding our delisting) and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NYSE listing standards and Rule 10C-1 of the Exchange Act applicable to members of the compensation committee.

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

During the year ended December 31, 2023, each of the officers and directors listed above under the table “Directors and Executive Officers” was not required to file any Section 16(a) reports. In addition, our sponsor (Spree Operandi, LP) and its Delaware subsidiary (Spree Operandi U.S. L.P), in which our Chief Executive Officer (Eran (Rani) Plaut) and Chief Financial Officer (Shay Kronfeld) may be deemed to hold controlling interests, were not required to file any Section 16(a) reports.

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

Potential investors in our Class A ordinary shares should also be aware of the following potential conflicts of interest, both in connection with an initial business combination and generally, involving our officers and directors:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the biographical information under “Item 10. Directors, Executive Officers and Corporate Governance- Directors and Executive Officers” above.

●	Our initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within 36 months after the closing date of our initial public offering or during any additional extension period. However, if our initial shareholders or any of our officers, directors or affiliates acquired public shares after our initial public offering, they are entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private units that are held in the trust account will be used to fund the redemption of our public shares, and the private units will expire worthless. With certain limited exceptions, the founders shares and private units will be subject to the following transfer restrictions:

●	The founders shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earliest of (i) the one-year anniversary of the consummation of our initial business combination, (ii) the date on which the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination and (iii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

●	With certain limited exceptions, the private units will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The sponsor paid an aggregate of $25,000 for the 5,000,000 founders shares currently owned by the sponsor and such securities will have a significantly higher value at the time of any business combination (the Class A ordinary shares into which the founders shares (all except for one) have been converted had an aggregate market value of approximately $54.55 million, based on the closing price of Class A ordinary shares of $10.91 on the NYSE on February 20, 2024).

●	The sponsor paid $9,457,150 for its private units, and the 945,715 private units would be worthless if a business combination is not consummated by December 20, 2024 (or before the end of any additional extension period, if applicable). The private placement shares included in the private units had an aggregate market value of approximately $10,317,750, based on the closing price of Class A ordinary shares of $10.91 on the NYSE on February 20, 2024.

●	Given the differential in the purchase price that the sponsor paid for the founders shares as compared to the price of the public units sold in the IPO and the substantial number of Class A ordinary shares that the sponsor received upon conversion of the Class B ordinary shares in January 2024, the sponsor and its affiliates may earn a positive rate of return on their investment even, in the case of an initial business combination, if the combined company shares trade below the price initially paid for the public units in the IPO and the public shareholders experience a negative rate of return following the completion of the business combination.

●	At the option of the sponsor, any amounts outstanding under any loan made by the sponsor or any of its affiliates to Spree in an aggregate amount of up to $1,500,000 may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender, in connection with the consummation of an initial business combination.

●	Our directors and officers are expected to be entitled to continued indemnification, and continued insurance via a directors’ and officers’ liability insurance “tail policy”, after an initial business combination.

●	The sponsor and our officers and directors will lose their entire investment in our company and will not be reimbursed for any out-of-pocket expenses if an initial business combination is not consummated by December 20, 2024 (or before the end of any additional extension period, if applicable).

●	Our officers and directors may negotiate employment or consulting agreements with any target business in connection with a business combination, which may cause them to have conflicts of interest in determining whether to proceed with the particular business combination.

●	If the trust account is liquidated, including in the event we are unable to complete an initial business combination by December 20, 2024 (or before the end of any additional extension period, if applicable), the sponsor has agreed to indemnify our company to ensure that the proceeds in the trust account are not reduced below $10.20 per public share, or such lesser per public share amount as is in the trust account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third party for services rendered or products sold to our company, but only if such a vendor or target business has not executed a waiver of any and all rights to seek access to the trust account.

●	We may be entitled to distribute or pay over funds held by our company outside the trust account to the sponsor or any of its affiliates prior to the Closing (or the closing of any other initial business combination).

●	Certain of our officers and directors are affiliated with the sponsor, which holds 945,715 Class A ordinary shares, which were issued in a private placement together with private warrants, and 5,000,000 founders shares, totaling approximately a 76.1% equity stake in our company.

●	Our director Joachim Drees is subject to certain restrictions under a termination agreement with TRATON SE, under which the executive management board of TRATON SE may revoke its approval of Mr. Drees’ serving as our director following our planned business combination if it comes to the conclusion that our company (after combination with a target company) is in direct competition with TRATON SE and its affiliates.

●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations, but have agreed in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction without the consent of the representatives.

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

Our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founders shares and any public shares held by them in favor of any business combination. Our directors and officers will also enter into a letter agreement that imposes similar obligations on them with respect to public shares acquired by them, if any.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
Spree Operandi, LP and affiliated entities and persons (3)	5,945,715	(4)	76.1%
Polar Asset Management Partners Inc.(5)	300,000		10.7%
RiverNorth Capital Management, LLC(6)	250,000		8.9%
Fir Tree Capital Management LP(7)	200,000		7.1%

Directors and Executive Officers(8)
Eran (Rani) Plaut(3)	5,945,715	(4)	76.1%
Shay Kronfeld (3)	5,945,715	(4)	76.1%
Joachim Drees	-		-
Steven Greenfield	-		-
David Riemenschneider	-		-
Nir Sasson	-		-
Philipp von Hagen
All officers, directors and director nominees as a group (six individuals)(3)	5,945,715	(4)	76.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Spree Acquisition Corp. 1 Limited, 94 Yigal Alon, Building B, 31st floor, Tel Aviv, 6789139, Israel.

(2)	The percentage of issued and outstanding Class A ordinary shares that is presented is based upon 7,810,701 Class A ordinary shares, consisting of: 1,864,987 public shares sold at the closing of our IPO; 945,715 private shares included in the private units sold to our sponsor in a private offering simultaneously with the closing of our IPO; and 4,999,999 sponsor-held founders shares that are Class A ordinary shares (which were converted from Class B ordinary shares on January 3, 2024). For the percentage of issued and outstanding Class A ordinary shares that is presented for our sponsor (Spree Operandi, LP) and affiliated entities and persons, the percentage is also based on one additional Class A ordinary share issuable upon conversion of the sole remaining outstanding Class B ordinary share that it holds.

(3)	Spree Operandi U.S. LP, a Delaware limited partnership and wholly-owned subsidiary of our sponsor, Spree Operandi, LP, directly holds the Class A ordinary shares reported in this row. Spree Operandi GP Limited, a Cayman Islands exempted company, serves as the sole general partner of Spree Operandi, LP and therefore indirectly possesses voting and investment authority with respect to the Class A ordinary shares held by Spree Operandi U.S. LP. Pureplay Investment LP (majority owned by our CFO and VP Finance, Shay Kronfeld) and Eran Plaut, our Chairman and CEO, serve as equal partners of Spree Operandi GP Limited, which provides them with ultimate voting and investment authority with respect to the subject Class A ordinary shares.

(4)	Consists of (i) 945,715 Class A ordinary shares that are private shares contained in private units, (ii) 4,999,999 founders shares that were converted into Class A ordinary shares from Class B ordinary shares on January 3, 2024, and (iii) one founders share that is a Class B ordinary share. The Class B ordinary share will automatically convert into a Class A ordinary share on the first business day following consummation of a business combination by our company. Excludes 472,858 Class A ordinary shares underlying private warrants contained in the units held by Spree Operandi U.S. LP, which are not exercisable as of, or within 60 days of, the date of this Annual Report.

(5)	Based solely on a Schedule 13G filed with the SEC on January 10, 2024 by Polar Asset Management Partners Inc., a company organized under the laws of Ontario, Canada, and the investment adviser to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. Polar Asset Management Partners Inc. may be deemed to be the beneficial owner of all of the reported shares, and possesses sole voting power and sole dispositive power with respect to all of such shares. The address for this person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)	Based solely on a Schedule 13G filed by RiverNorth Capital Management, LLC, a Delaware limited liability company, with the SEC on February 14, 2024. RiverNorth Capital Management, LLC may be deemed to be the beneficial owner of all of the reported shares, and possesses sole voting power and sole dispositive power with respect to all of these shares. The address for this person is 360 S. Rosemary Avenue, Ste. 1420 West Palm Beach, Florida 33401.

(7)	Based solely on a Schedule 13G filed by Fir Tree Capital Management LP, a Delaware limited partnership, with the SEC on February 14, 2024. Fir Tree Capital Management LP may be deemed to be the beneficial owner of all of the reported shares, and possesses sole voting power and sole dispositive power with respect to all of those shares. The address for this person is 500 5th Avenue, 9th Floor, New York, New York 10110.

(8)	Each of our board members and officers appearing in the table above (consisting of Messrs. Plaut, Kronfeld, Drees, Greenfield, Riemenschneider, Sasson and von Hagen) holds a limited partnership interest in our sponsor (13.7%, 5.2%, 1.1%, 1.1%, 1.1%, 4.6% and 1.1% limited partnership interests, respectively). Except for Messrs. Plaut and Kronfeld (as described in footnote (3) above), none of the foregoing individuals possesses voting or investment power with respect to the shares of our company held by our sponsor’s wholly-owned subsidiary, as that voting and investment power is possessed by the sole general partner of our sponsor, Spree Operandi GP Limited, which itself is managed by its directors, Messrs. Plaut and Kronfeld.

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

Concurrently with our initial public offering, our sponsor purchased 945,715 private units at a price of $10.00 per unit ($9,457,150, in the aggregate) in a private placement. Each private unit consists of one Class A ordinary share and one-half of a private warrant (945,715 Class A ordinary shares and 472,858 private warrants, in the aggregate). Each private warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. The purchase price of the private units was added to the proceeds from our initial public offering, and is held in the trust account (other than approximately $1,100,000 that was held outside of the trust account) pending our completion of our initial business combination. If we do not complete our initial business combination within 36 months from the closing date of our initial public offering or during any further extension period, the proceeds of the sale of the private units that are held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private units are subject to the transfer restrictions described below. The private warrants included in the private units will not be redeemable by us. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants that were sold as part of the units in our initial public offering.

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

In connection with our entry into the WHC Business Combination Agreement on October 29, 2022, we also entered into the WHC Investor Rights Agreement with the sponsor, our officers and directors, and certain persons affiliated with WHC, which was to provide registration rights in respect of the same securities currently covered by the foregoing registration rights agreement that was entered into on December 15, 2021 (along with additional shares of New WHC to have been held by WHC-affiliated persons). This new agreement was to replace that earlier registration rights agreement, effective upon (and subject to) the completion of the WHC Business Combination. The terms of the WHC Investor Rights Agreement are summarized under “Item 13. Certain Relationships and Related Transactions, and Director Independence” below. Upon the termination of the WHC Business Combination Agreement on August 23, 2023, this registration rights agreement was likewise terminated.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founders Shares and Private Units Purchases by Sponsor

In August 2021, our sponsor’s wholly-owned subsidiary purchased 5,750,000 founders shares for an aggregate purchase price of $25,000, or approximately $0.0043 per share. Of those founders shares, 718,750 shares were surrendered for no consideration in November 2021 and an additional 31,250 shares were surrendered for no consideration in January 2022 (due to the partial non-exercise by the underwriter for our IPO of its over-allotment option), thereby resulting in an effective purchase price of $0.005 per share for the remaining 5,000,000 founder shares held. The founders shares constituted 20% of the public shares that were outstanding immediately following our initial public offering.

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

Administrative Services Agreement with Sponsor

On August 23, 2021, we entered into an Administrative Services Agreement pursuant to which we will pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 36 months (or up to any additional extension period, if applicable), our sponsor will be paid up to $10,000 per month ($360,000 or more in the aggregate) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Sponsor Loans

Working Capital Loans

Prior to our initial public offering, our sponsor had agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. Prior to the consummation of our initial public offering, we had borrowed all $300,000 available under the promissory note representing that commitment of our sponsor. These loans were non-interest bearing, unsecured, and were due at the closing of our initial public offering. The loans were repaid on December 20, 2021, concurrently with the consummation of our initial public offering, out of the offering proceeds not held in the trust account. The value of our sponsor’s interest in this transaction corresponded to the principal amount issued and outstanding under any such loan. As of December 31, 2023, no amounts remained outstanding under the promissory note.

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

Trust Contributions

On June 5, 2023, in connection with the initial extension meeting that occurred on June 12, 2023, which extended our deadline for entry into an initial business combination from June 20, 2023 to March 20, 2024, our sponsor agreed to lend to us, for deposit into our trust account on the 20th day of each month, for each month during the initial extension period (including June 20, 2023 and up to but excluding June 20, 2024), an amount equal to the lesser of $0.04 per public share that remains outstanding (and which was not redeemed in connection with the initial extension meeting), or $100,000 (which represented $0.04 per public share if 2.5 million public shares were to remain outstanding following redemptions in connection with the initial extension meeting). Because 4,236,788 public shares remained outstanding following the initial extension meeting (for which an amount of $0.04 per public share would exceed $100,000), we issued a promissory note in a principal amount of up to $900,000 to our sponsor, representing our obligation to repay those amounts to be loaned by the sponsor. Our sponsor began contributing $100,000 per month during the first extension period, which we deposited into our trust account. The sponsor made five monthly contributions (from June 20, 2024 until, and not including, November 20, 2024) pursuant to that note.

Amounts outstanding under this note bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. If the Company does not consummate an initial business combination by December 20, 2024, these loans will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

Unpaid principal amounts outstanding under such loan(s) may be converted by the sponsor into warrants to purchase Class A ordinary shares, at a conversion price of $1.50 per warrant. Each such warrant would have an exercise price of $11.50 per underlying Class A ordinary share and would otherwise be identical to the private warrants included as part of the private units sold by us to the sponsor concurrently with our initial public offering.

The foregoing description is qualified in its entirety by reference to the promissory note issued to the sponsor in respect of this loan, which serves as an exhibit to this Annual Report.

Non-Redemption Agreements in Connection with Second Extension Meeting

In connection with the second extension meeting held on December 21, 2023, at which the deadline for our consummation of an initial business combination under our articles was extended from March 20, 2024 to December 20, 2024 (the “second extension”), Spree and the sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties (the “Non-Redeeming Shareholders”). Under the Non-Redemption Agreements, the Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) the public shares that they hold or acquired prior to the second extension meeting (the “Non-Redeemed Shares”), in connection with the shareholder vote on the proposal for the second extension. In exchange for that commitment of the Non-Redeeming Shareholders, the sponsor agreed to transfer founders shares held by it to the Non-Redeeming Shareholders. The sponsor entered into Non-Redemption Agreements with Non-Redeeming Shareholders with respect to an aggregate of 1,825,000 Non-Redeemed Shares. Based on the ratio of 70,000 founders shares for every 200,000 Non-Redeemed Shares, the Non-Redeeming Shareholders are expected to receive 638,750 founders shares from the Sponsor in exchange for their non-redemption commitments concerning those 1,825,000 Non-Redeemed Shares. The transfer of the founders shares to the Non-Redeeming Shareholders is subject to the conditions described in the Non-Redemption Agreements, including our consummation of an initial business combination.

In addition, Spree clarified that the sponsor will transfer 70,000 founders shares to the Non-Redeeming Shareholders (subject to the fulfillment of the relevant conditions under the Non-Redemption Agreements) for every 200,000 Non-Redeemed Shares that they hold and did not redeem (or for which they rescinded a redemption request) in connection with the second extension meeting.

The foregoing summary of the Non-Redemption Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement, which serves as an exhibit to this Annual Report.

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

Registration Rights

We entered into a registration rights agreement with respect to the founders shares, private units, representative shares and warrants issued upon conversion of working capital loans (if any), which is described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Registration Rights.” Concurrently with our execution of the WHC Business Combination Agreement, we entered into a new agreement that provided registration rights to the sponsor and other parties upon and subject to the effectiveness of the WHC Business Combination. That agreement would have replaced the original registration rights agreement to which we are currently party with respect to the founders shares, private units, and warrants issued upon conversion of working capital loans, which original registration rights agreement was to be terminated. Upon the termination of the WHC Business Combination Agreement on August 23, 2023, that new registration rights agreement was likewise terminated, and the original registration rights agreement remained in place.

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

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private units that are held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of up to $300,000 in loans that may be made to us by our sponsor to cover offering-related and organizational expenses (the $199,598 of these loans that was outstanding was repaid following the consummation of our initial public offering);

●	Payment to our sponsor of up to $10,000 per month for office space, administrative and support services;

●	Repayment of the $500,000 of sponsor loans that were used for contributions to the trust account in connection with the second extension meeting;

●	Payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of those loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender; and

●	At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

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

Director Independence

Although our securities are no longer listed on the NYSE, we find it useful to continue to comply with the NYSE’s independent director listing standards on a voluntary basis. NYSE’s listing standards require that a majority of the board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Drees, Greenfield, Riemenschneider and von Hagen, is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our audit committee and compensation committee are each entirely composed of independent directors meeting NYSE’s and the SEC’s additional requirements applicable to members of those committees. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Kesselman & Kesselman, (“PwC Israel”), for services rendered.

Audit Fees. Audit fees consist of fees that we were billed for professional services rendered by PwC Israel in connection with the audit of our consolidated annual financial statements and services that would normally be provided by PwC Israel in connection with statutory and regulatory filings or engagements. Audit fees for the year ended December 31, 2023 were $181,000 and for the year ended December 31, 2022 were $116,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees for the year ended December 31, 2023 were $0 and for the year ended December 31, 2022 were $80,000, which fees were incurred in connection with due diligence related to the WHC Business Combination performed for us by PwC Israel.

Tax Fees. Tax fees for the year ended December 31, 2023 were $0 and for the year ended December 31, 2022 were $25,000, which were incurred by us in connection with tax due diligence performed for us by PwC Israel related to the WHC Business Combination..

All Other Fees. We did not pay PwC Israel for other services for the year ended December 31, 2023 or for the year ended December 31, 2022..

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

All of the audit, tax and non- audit services provided by PwC Israel in fiscal year 2023 and related fees were approved in accordance with the audit committee’s policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the following Exhibit Index:

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 15, 2021, by and between the Registrant and Stifel. (1)
3.1	Form of Amended and Restated Memorandum and Articles of Association. (2)
3.2	Amendment No. 1 to Form of Amended and Restated Memorandum and Articles of Association (3)
3.3	Amendment No. 2 to Form of Amended and Restated Memorandum and Articles of Association (4)
4.1	Specimen Unit Certificate (5)
4.2	Specimen Class A Ordinary Share Certificate. (6)
4.3	Specimen Warrant Certificate (7)
4.4	Warrant Agreement, dated December 15, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (8)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.*
10.1	Letter Agreement, dated December 15, 2021, among the Registrant, its officers and directors and Spree Operandi, LP. (9)
10.2	Investment Management Trust Agreement, dated December 15, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (10)
10.3	Amendment No. 1 to Investment Management Trust Agreement, dated as of June 12, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant.(11)
10.4	Amendment No. 2 to Investment Management Trust Agreement, dated as of December 21, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant.(12)
10.5	Registration Rights Agreement, dated December 15, 2021, by and between the Registrant and certain security holders. (13)
10.6	Form of Indemnity Agreement between the Registrant and each of its executive officers and directors. (14)
10.7	Letter agreement re: financial services, dated December 4, 2023, by and between the Registrant and J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division*
31.1	Certification of the Registrant’s Chairman and Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021

(2)	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261367) filed with the SEC on November 24, 2021

(3)	Incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 15, 2023

(4)	Incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 11, 2023

(5)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261367) filed with the SEC on November 24, 2021

(6)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261367) filed with the SEC on November 24, 2021

(7)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261367) filed with the SEC on November 24, 2021

(8)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021

(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021

(10)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021

(11)	Incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 15, 2023

(12)	Incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 11, 2023

(13)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021

(14)	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261367) filed with the SEC on November 24, 2021

*	Filed herewith

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SPREE ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2023

SPREE ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of SPREE ACQUISITION CORP. 1 LIMITED

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SPREE ACQUISITION CORP. 1 LIMITED (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in capital deficiency and cash flows for the years then ended including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to obtain additional funds in order to satisfy its liquidity needs, as well as if the Company is not able to complete a business combination by December 20, 2024 (unless extended, as described in Note 1) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition of the Company and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 27, 2024

We have served as the Company’s auditor since 2021.

Kesselman & Kesselman, 146 Derech Menachem Begin St. Tel-Aviv 6492103, Israel,

P.O Box 50005 Tel-Aviv 6150001, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

SPREE ACQUISITION CORP. 1 LIMITED

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
	U.S. Dollars in thousands
A s s e t s
ASSETS:
Cash and cash equivalents	-	7
Related party - Sponsor	-	15
Prepaid expenses	-	351
Cash and cash equivalents held in Trust Account	46,420	206,826
TOTAL ASSETS	46,420	207,199

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES:
Accrued expenses	2,410	1,823
Related party – Sponsor	677	-
Deferred underwriting compensation	9,000	9,000
Amount payable to 2,371,801 Class A ordinary shares following redemption	25,972	-
TOTAL LIABILITIES	38,059	10,823

COMMITMENTS AND CONTINGENCIES (Note 6)

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 1,864,987 and 20,000,000 shares at December 31, 2023 and December 31, 2022, respectively, at a redemption value of $10.96 and $10.34 per share	20,448	206,826

CAPITAL DEFICIENCY:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 945,715 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (excluding 1,864,987 and 20,000,000 shares subject to possible redemption at December 31, 2023 and December 31, 2022, respectively)	*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 5,000,000 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023	-	-
Additional paid-in capital	-	-
Accumulated deficit	(12,087)	(10,450)
TOTAL CAPITAL DEFICIENCY	(12,087)	(10,450)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY	46,420	207,199

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of this financial statement.

SPREE ACQUISITION CORP. 1 LIMITED

STATEMENTS OF OPERATIONS

	Year ended December 31
	2023	2022
	U.S. Dollars in thousands Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	5,486	2,826
OPERATING EXPENSES	(1,137)	(3,098)
NET INCOME (LOSS)	4,349	(272)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	11,220,563	20,000,000
BASIC AND DILUTED EARNING PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 4	0.47	0.02

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5,945,715	5,945,715
BASIC AND DILUTED LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 4	(0.16)	(0.12)

The accompanying notes are an integral part of these financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT DECEMBER 21, 2021	945,715	*	5,031,250	*	-	(7,352)	(7,352)
forfeiture of Class B ordinary shares (Note 3)	-	-	(31,250)	-	-	-	-
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(2,826)	(2,826)
Net loss	-	-	-	-	-	(272)	(272)
BALANCE AT DECEMBER 31, 2022	945,715	*	5,000,000	*	-	(10,450)	(10,450)
Sponsor surrender of 638,750 class B common stock (Note 3)	-	-	-	-	80	-	80
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	(80)	(5,986)	(6,066)
Net income	-	-	-	-	-	4,349	4,349
BALANCE AT DECEMBER 31, 2023	945,715	*	5,000,000	*	-	(12,087)	(12,087)

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

STATEMENTS OF CASH FLOWS

	Year ended December 31
	2023	2022
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	4,349	(272)
Changes in operating assets and liabilities:
Prepaid expenses	351	368
Accrued expenses	587	1,726
Related party payable	120	-
	1,058	2,094
Net cash provided by operating activities	5,407	1,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor loan (including related party payable)	572	-
Redemption of Class A Ordinary shares	(166,392)	-
Net cash used in financing activities	(165,820)	-

DECREASE (INCREASE) IN CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT	(160,413)	1,822
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT BEGINNING OF THE YEAR	206,833	205,011
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE YEAR	46,420	206,833

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	-	7
Cash and cash equivalents held in trust account	46,420	206,826
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE YEAR	46,420	206,833

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

All activity for the period from August 6, 2021 (inception) through December 31, 2023 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company generates income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 1(b)).

The Company has selected December 31 as its fiscal year end.

b.	Sponsor and Financing

The Company’s sponsor is Spree Operandi, LP, a Cayman Islands exempted limited partnership, which formed a wholly owned subsidiary, Spree Operandi U.S. LP, a Delaware limited partnership, for purposes of holding securities of the Company (collectively, the parent company and subsidiary, the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on December 15, 2021. The initial stage of the Company’s Public Offering— the sale of 20,000,000 Units at a price of $10 per Unit or $200 million in the aggregate — closed on December 20, 2021. In addition, the Sponsor purchased in a private placement that closed concurrently with the Public Offering (the “Private Placement”) an aggregate of 945,715 private Units (see also note 3) (the “Private Units”) at a price of $10 per Private Unit, or $9,457,150 in the aggregate. Upon those closings, $204 million was placed in a trust account (the “Trust Account”) (see also note 1c below). Out of the $204 million placed in the trust account, $200 million was derived from the gross proceeds of the Public Offering, inclusive of the partial exercise of the over-allotment option by the underwriter, and an additional $4 million was derived from the proceeds invested by the Company’s Sponsor in the Private Placement, for the benefit of the public. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering and the Private Placement.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

c.	The Trust Account

The proceeds held in the Trust Account are invested only in specified U.S. government treasury bills or in specified money market funds registered under the Investment Company Act and compliant with Rule 2a-7. Unless and until the Company completes the Business Combination, it may pay its expenses only from the net proceeds of the Private Placement held outside of the Trust Account. There is no balance outside the Trust Account as of December 31, 2023.

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

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

In December 2023, concurrently with the second extension meeting, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties (the “Non-Redeeming Shareholders”). Under the Non-Redemption Agreements, the Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) the public shares that they hold or acquired prior to the second extension meeting (the “Non-Redeemed Shares”), in connection with the shareholder vote on the Second Articles Extension Proposal. In exchange for that commitment of the Non-Redeeming Shareholders, the Sponsor agreed to transfer founder’s shares held by it to the Non-Redeeming Shareholders. The Sponsor entered into Non-Redemption Agreements with Non-Redeeming Shareholders with respect to an aggregate of 1,825,000 Non-Redeemed Shares. Based on the ratio of 70,000 founders shares for every 200,000 Non-Redeemed Shares, the Non-Redeeming Shareholders are expected to receive 638,750 founders shares from the Sponsor in exchange for their non-redemption commitments concerning those 1,825,000 Non-Redeemed Shares. The transfer of the founders shares to the Non-Redeeming Shareholders is subject to the conditions described in the Non-Redemption Agreements, including the Company’s consummation of an initial business combination. Those shares remain subject to the undertaking of the Sponsor in the letter agreement from Spree’s IPO and are not subject to redemption following the Sponsor Conversion of Founders Shares described in Note 7 a.

In connection with the second extension meeting, 2,371,801 public shares were redeemed, resulting in 2,810,702 Class A ordinary shares (consisting of 1,864,987 public shares and 945,715 private shares included in the private units issued concurrently with the initial public offering), and 5,000,000 Class B ordinary shares, remaining outstanding. On January 2, 2024, approximately $26.0 million was distributed from the trust account for payments to the redeeming shareholders. As it was repaid after the balance sheet date, it was recorded as an amount payable on December 31, 2023.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

The 638,750 founders shares due to the Non-Redeeming Shareholders have an implied value of $0.12 per share, or an aggregate implied value of $80,288. The $80,288 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $10.93 and assigning a probability of acquisition of approximately 1%. This $80,288 value consideration is reflected in the shareholders equity section of the financial statements.

g.	Substantial Doubt about the Company’s Ability to continue as a Going Concern

As of December 31, 2023, the Company had no cash and an accumulated deficit of $12,087 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its search for an Initial Business Combination. Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several borrowings of funds under promissory notes issued by the Company to the Sponsor (which borrowings were repaid upon the closing of the Company’s Public Offering). Management has determined that it will need to rely and is significantly dependent on amounts to be made available under future promissory notes or other forms of financial support to be provided by the Sponsor (which the Sponsor is not obligated to provide).

Moreover, the Company has until December 20, 2024 (which reflects an extension period due to Extension Amendments, as detailed under Note 1e and 1f above) to consummate the initial Business Combination. If a business combination is not consummated by this date (unless extended), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to obtain additional funds in order to satisfy its liquidity needs, as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

h.	Emerging Growth Company

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Cash and cash equivalents

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits and investments in treasury bills with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

d.	Trust account

Substantially all of the investment held in the Trust account is in treasury bills with original maturities of three months or less from the date of purchase and are considered restricted cash and cash equivalents. Accordingly, the Company included the balance in the trust account in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As of December 31, 2023, the Company held $46,420 thousand in the Trust Account, while $25,972 thousand are presented as amount payable to Class A shareholders, due to the redemption notice which occurred on December 21, 2023, see also Note 1f.

e.	Redeemable Class A Ordinary Shares

As discussed in note 1, all Class A ordinary shares of $0.0001 par value each, sold as part of the Units in the Public Offering, contain a redemption feature. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its articles of association provide that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5 million.

Accordingly, Class A ordinary shares included in the Units were classified outside of permanent equity at their redemption value as of December 31, 2023.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The proceeds from the IPO, as well as the related issuance costs were allocated based on relative fair value between the public warrants and the redeemable class A shares.

Redeemable Shares of Class A Common Stock
U.S. dollars in thousands
Gross proceeds	200,000
Less:
Proceeds allocated to public warrants	(14,815)
Class A shares issuance costs	(11,654)
Plus:
Accretion of carrying value to redemption value	30,469
Class A common stock subject to possible redemption as of December 31, 2021	204,000
Plus:
Accretion of carrying value to redemption value following interest earned on marketable securities held on trust account	2,826
Class A common stock subject to possible redemption as of December 31, 2022	206,826
Plus:
Accretion of carrying value to redemption value following interest earned on marketable securities held on trust account and proceeds from Sponsor loan	6,066
Less:
Sponsor surrender at 638,750 class B ordinary shares	(80)
Redemption of Class A Ordinary shares	(192,364)
Class A common stock subject to possible redemption as of December 31, 2023	20,448

f.	Warrants

The Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”. Accordingly, both the public and the private warrants are considered indexed to the entity’s own stock and are classified within equity.

g.	Earnings (loss) per share

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

h.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250 thousand.

The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

i.	Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet, primarily due to their short term nature.

j.	Offering costs

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

k.	Fair value measurement

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the Public Offering, the Company issued and sold an aggregate of 20,000,000 Class A ordinary shares as part of the Units sold in the transaction, out of which 1,864,987 remain outstanding following the second extension meeting, see also Note 1e and 1f. The Units (which also included 10,000,000 public warrants – the “Public Warrants”) were sold at a price of $10 per Unit, for aggregate consideration of $200 million in the Public Offering. The Sponsor purchased an aggregate of 945,715 private shares as part of the Private Units (which also included 472,858 private warrants – the “Private Warrants”) sold in the Private Placement at a price of $10 per Private Unit, or $9,457,150 in the aggregate.

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

NOTE 3 - CAPITAL DEFICIENCY (continued):

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

In December 2023 the Sponsor agreed to transfer founder’s shares held by it to the Non-Redeeming Shareholders in exchange of non-redemption commitment. As a result, the Non-Redeeming Shareholders are expected to receive 638,750 founder’s shares. The transfer of the founders shares to the Non-Redeeming Shareholders is subject to the conditions described in the Non-Redemption Agreements, including the Company’s consummation of an initial Business Combination, See also Note 1 f above.

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the Business Combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial Business Combination.

Subsequent to December 31, 2023, the Sponsor converted 4,999,999 founders shares from Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, see Note 7 - Subsequent Event.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - CAPITAL DEFICIENCY (continued):

b.	Preference shares

The Company is authorized to issue up to 5,000,000 preference shares of $0.0001 par value each. As of December 31, 2023, the Company has no preference shares issued and outstanding.

NOTE 4 - EARNING (LOSS) PER SHARE:

a.	Basic

As of December 31, 2023, the Company had two classes of ordinary shares (i) Class A ordinary shares subject to possible redemption, and (ii) non-redeemable Class A ordinary shares and Class B ordinary shares.

Earnings or losses are shared pro rata (excluding the interest earned on marketable securities held in trust account) between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended December 31, 2023. Then, the accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - EARNING (LOSS) PER SHARE (continued):

The calculation is as follows:

	Year ended December 31
	2023	2022
	U.S. dollars in thousands (Except share data)

Net income (loss) for the year	4,349	(272)
Less- interest earned on marketable securities held in trust account	(5,486)	(2,826)
Net loss excluding interest	(1,137)	(3,098)
Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(743)	(2,388)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	6,066	2,826
	5,323	438
Denominator:
Weighted average number of shares	11,220,563	20,000,000

Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.47	0.02

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(394)	(710)
Accretion	(580)	-
	(974)	(710)
Denominator:
Weighted average number of shares	5,945,715	5,945,715

Basic and diluted loss per non-redeemable Class A and Class B ordinary shares	(0.16)	(0.12)

b.	Diluted

The Company had outstanding warrants to purchase up to 10,472,858 class A shares. The weighted average of such shares was excluded from diluted net loss per share calculation since the exercise of the warrants is contingent on the occurrence of future events.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - EARNING (LOSS) PER SHARE (continued):

As of December 31, 2023, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS:

Related party balance composition as of December 31, 2023:

Year ended December 31, 2023
U.S. dollars in thousands

Amounts due in respect of payments made by the Sponsor on behalf of the Company	57
Administrative services agreement (a below)	120
Sponsor loan (b below)	500
677

a.	Administrative services agreement

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

On June 5, 2023, the Sponsor agreed to loan the Company, for deposit into the Trust Account on the 20th day of each month, for each month during the initial extension period (see Note 1e above), an amount equal to the lesser of $0.04 per public share that remains outstanding (and which was not redeemed in connection with the initial extension meeting), or $100,000. As 4,236,788 public shares remained outstanding following the initial extension meeting (for which an amount of $0.04 per public share would exceed $100,000), as of December 31, 2023, the Sponsor contributed $500,000.

The entire unpaid principal balance shall be payable on the earlier of: (i) the date on which the Company ceases operations, or (ii) the date on which the Company consummates a Business Combination. The Sponsor may elect to convert any unpaid principal amounts outstanding into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company at an exercise price of $11.5 per share.

As described in Note 1f above, after providing five monthly loan installments of $100,000 each, in November 2023, the Sponsor ceased to provide the monthly installments and, consequently, the Company ceased its corresponding monthly deposits into the Trust Account for the remainder of the initial extension period.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

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

On December 4, 2023, the Company has engaged Cohen & Company Capital Markets division (“CCM”), to act as its (i) capital markets advisor in connection with seeking an extension for completing a business combination and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities with respect to any sale transaction or a business combination in particular or other capital or debt raising transaction in connection with this sale transaction. The fee includes (i) an advisor fee in connection with the extension in an amount equal to $2,500,000 and (ii) a transaction fee of an amount equal to 5.0% of the sum of the gross proceeds raised or released from the Trust Account. All fees shall be payable simultaneously and conditioning the closing of a transaction. As of December 31, 2023, no liability has been recorded in relation to this engagement.

NOTE 7 - SUBSEQUENT EVENTS:

a.	Sponsor Conversion of Founders Shares

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

Following completion of the conversion, the number and classes of Company’s shares that are issued and outstanding consist of:

●	7,810,701 Class A ordinary shares (constituted by 1,864,987 public shares, 945,715 private shares, and 4,999,999 sponsor-held founders shares that are Class A ordinary shares (i.e., those converted from Class B ordinary shares)); and

●	one sponsor-held founders share that is a Class B ordinary share.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7 - SUBSEQUENT EVENTS (continued):

b.	New York Stock Exchange Delisting

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2024.

Spree Acquisition Corp. 1 Limited

By:	/s/ Eran (Rani) Plaut
Name:	Eran (Rani) Plaut
Title:	Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Eran Plaut	Director and Chief Executive Officer	June 27, 2024
Eran Plaut	(Principal Executive Officer)

/s/ Shay Kronfeld	Chief Financial Officer	June 27, 2024
Shay Kronfeld	(Principal Financial and Accounting Officer)

/s/ Steven Greenfield	Chairman of the Board	June 27, 2024
Steven Greenfield

/s/ Joachim Drees	Director	June 27, 2024
Joachim Drees

/s/ David Riemenschneider	Director	June 27, 2024
David Riemenschneider

/s/ Philipp von Hagen	Director	June 27, 2024
Philipp von Hagen