Form 10-Q
period 2024-03-31
Spree Acquisition Corp. 1 Ltd
filed 2024-07-18
CIK 1881462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of July 16, 2024, (i) 7,810,701 Class A ordinary shares, par value $0.0001 per share (constituted by 1,864,987 publicly-held Class A ordinary shares,  945,715 Class A ordinary shares included in the private units purchased by the registrant’s sponsor concurrently with the registrant’s initial public offering, and 4,999,999 sponsor-held founders shares that are Class A ordinary shares (which had been converted from Class B ordinary shares)), and (ii) one Class B ordinary share, par value $0.0001 per share (a founders share), were issued and outstanding.

SPREE ACQUISITION CORP. 1 LIMITED

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “the company” or “our company” are to Spree Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“extension meetings” are to the extraordinary general meetings of Spree that we held on June 12, 2023 and December 21, 2023 at which the extension, by nine months (until March 20, 2024), and by an additional nine months (until December 20, 2024), respectively, of the deadline for completion of our initial business combination transaction under the amended and restated memorandum and articles of association was approved by our shareholders;

●	“extension periods” are to the additional nine-month periods, first until 27 months (the “initial extension period”), and then until 36 months (the “second extension period”), following our IPO (i.e., until March 20, 2024, and then until December 20, 2024), respectively, during which we may complete our initial business combination as a result of shareholder votes at the extension meetings;

●	“founders shares” are to our 5,000,000 Class B ordinary shares, in the aggregate, initially purchased in a private placement, and not surrendered, by our sponsor, of which 4,999,999 were converted into Class A ordinary shares on January 3, 2024, and the remaining one (1) of which will be automatically converted into a Class A ordinary share at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares are not or will not be (as applicable) “public shares”);

●	“initial shareholder” are to our sponsor’s wholly-owned subsidiary, Spree Operandi U.S. LP, a Delaware limited partnership, as the holder of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on December 20, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholder, directors and officers, at the time of our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“NYSE” are to the New York Stock Exchange;

●	“ordinary shares” are to Class A ordinary shares and/or Class B ordinary shares;

●	“private shares” are to the 945,715 Class A ordinary shares included in the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private units” are to the 945,715 units (consisting of 945,715 private shares and 472,858 private warrants) that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“private warrants” are to the warrants to purchase one Class A ordinary share at an exercise price of $11.50 per share contained within the private units that were issued and sold to our sponsor in a private placement simultaneously with the closing of the initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our IPO or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

●	“public warrants” are to the warrants to purchase one Class A ordinary share at an exercise price of $11.50 per share sold as part of the public units in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to Spree Operandi, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Spree Operandi U.S. LP, a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which a total of $204.0 million from the proceeds of the initial public offering and the sale of the private units was deposited, and the balance of which was reduced, due to redemptions of public shares in connection with the extension meetings, to approximately $44.9 million as of June 30, 2023 (following the first extension meeting) and to $20.4 million as of January 2, 2024 (following the second extension meeting);

●	“warrants” are to the public warrants and the private warrants;

●	“WHC” are to WHC Worldwide, LLC, a Missouri limited liability company doing business as zTrip®;

●	“WHC Business Combination” are to our business combination with WHC that was to have been completed pursuant to the WHC Business Combination Agreement;

●	“WHC Business Combination Agreement” are to the Business Combination Agreement, dated October 29, 2022, as amended by Amendment No. 1 thereto, by and between Spree and WHC, which was terminated as of August 23, 2023; and

●	“2023 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on June 27, 2024.

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I— Item 1A. Risk Factors” in the 2023 Annual Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1 - FINANCIAL INFORMATION

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024, AND FOR THE THREE MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024, AND FOR THE THREE MONTHS ENDED ON THAT DATE

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	March 31	December 31,
	2024	2023
	U.S. Dollars in thousands
Assets
ASSETS:
Prepaid expenses	33	-
Cash and cash equivalents held in Trust Account	20,689	46,420
TOTAL ASSETS	20,722	46,420

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES-
Other payables and accrued expenses	2,661	2,410
Related party – Sponsor	687	677
Deferred underwriting compensation	9,000	9,000
Amount payable to 2,371,801 Class A ordinary shares following redemption	-	25,972
TOTAL LIABILITIES	12,348	38,059

COMMITMENTS AND CONTINGENCIES (Note 6)

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 1,864,987 shares at March 31, 2024 and December 31, 2023, at a redemption value of $11.09 and $10.96 per share, respectively	20,689	20,448

CAPITAL DEFICIENCY:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 5,945,714 and 945,715 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (excluding 1,864,987 shares subject to possible redemption at March 31, 2024 and December 31, 2023)	*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, one and 5,000,0000 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	-	-
Accumulated deficit	(12,315)	(12,087)
TOTAL CAPITAL DEFICIENCY	(12,315)	(12,087)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY	20,722	46,420

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31
	2024	2023
	U.S. Dollars in thousands Except per share data

INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	241	2,095
OPERATING EXPENSES	(228)	(388)
NET INCOME FOR THE PERIOD	13	1,707

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	1,864,987	20,000,000
BASIC AND DILUTED EARNING PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 4	0.10	0.09

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5,945,715	5,945,715
BASIC AND DILUTED LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 4	(0.03)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT JANUARY 1, 2024	945,715	*	5,000,000	*	-	(12,087)	(12,087)
Conversion of 4,999,999 Class B ordinary shares to Class A ordinary shares	4,999,999	*	(4,999,999)	*	-	-	-
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(241)	(241)
Net income for the period	-	-	-	-	-	13	13
BALANCE AT MARCH 31, 2024	5,945,714	*	1	*	-	(12,315)	(12,315)

BALANCE AT JANUARY 1, 2023	945,715	*	5,000,000	*	-	(10,450)	(10,450)
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(2,095)	(2,095)
Net income for the period	-	-	-	-	-	1,707	1,707
BALANCE AT MARCH 31, 2023	945,715	*	5,000,000	*	-	(10,838)	(10,838)

(*)	Represents an amount less than 1 thousand US Dollars.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPREE ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2024	2023
	U.S. Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	13	1,707
Changes in operating assets and liabilities:
Prepaid expenses	(33)	91
Accrued expenses	(149)	290
Related party payable	10	-
	(172)	381
Net cash provided by (used in) operating activities	(159)	2,088

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance payment received in connection with potential business combination, see note 1	400
Repayment of the redemption amount of 2,371,801 Class A ordinary shares	(25,972)	-
Net cash used in financing activities	(25,572)	-

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT	(25,731)	2,088
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT BEGINNING OF THE PERIOD	46,420	206,833
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	20,689	208,921

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	-	-
Cash and cash equivalents held in trust account	20,689	208,921
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	20,689	208,921

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

All activity for the period from August 6, 2021 (inception) through March 31, 2024 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company generates income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 1(b)).

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

On February 5, 2024, the Company executed a Letter of Intent (“LOI”) term sheet with a target company (the “Target company”) for a potential business combination. Upon execution of the LOI, The Target company paid to the Company an advance  payment of $400,000, which was used for payment of various outstanding obligations to the Company’s service providers. On March 5, 2024, the Target company decided unilaterally to terminate the possible business combination. As of March 31, 2024, the advance payment is included under other payables and accrued expenses.

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

The 638,750 founders shares due to the Non-Redeeming Shareholders have an implied value of $0.12 per share, or an aggregate implied value of $80,288. The $80,288 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $10.93 and assigning a probability of acquisition of approximately 1%. This $80,288 value consideration was reflected in the shareholders equity section of the 2023 financial statements.

g.	Conversion of Class B ordinary shares.

On January 3, 2024, the Sponsor voluntarily elected to convert 4,999,999 founders shares from Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with Article 17.2 of the Company’s amended and restated memorandum and articles of association.

h.	New York Stock Exchange Delisting

On February 22, 2024, the Company received notice from NYSE that they were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual (the “Listing Rule”). The Listing Rule requires a listed special purpose acquisition company (“SPAC”) to maintain an average aggregate global market capitalization attributable to its publicly held shares over a consecutive 30 trading day period of at least $40,000,000. As a result of that noncompliance, NYSE suspended trading in our securities pending the delisting process or any successful appeal by the Company. On March 8, 2024, NYSE delisted each of the Company’s securities. The Company is currently evaluating possible alternatives in light of the delisting. While the Company intends to take whatever means possible to qualify for listing, and to list, once again, the securities on a national securities exchange such as Nasdaq, there can be no assurance that such efforts will be successful.

i.	Substantial Doubt about the Company’s Ability to continue as a Going Concern

As of March 31, 2024, the Company had no cash and an accumulated deficit of $12,315 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its search for an Initial Business Combination. Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several borrowings of funds under promissory notes issued by the Company to the Sponsor (which borrowings were repaid upon the closing of the Company’s Public Offering). Management has determined that it will need to rely and is significantly dependent on amounts to be made available under future promissory notes or other forms of financial support to be provided by the Sponsor (which the Sponsor is not obligated to provide).

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

j.	Emerging Growth Company

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

Certain disclosures included in the financial statements as of December 31, 2023 have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

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

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 3 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. As of March 31, 2024, the Company has an aggregate of 20,000,000 Class A ordinary shares issued that were sold as part of the Units in the Public Offering, out of which 1,864,987 remain outstanding following the second extension meeting, see also Note 1e and 1f.

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

Following completion of the conversion and as of March 31, 2024, the number of Company’s Class A ordinary shares that are issued and outstanding is 7,810,701 Class A ordinary shares (constituted by 1,864,987 public shares, 945,715 private shares, and 4,999,999 sponsor-held founders shares that are non-redeemable Class A ordinary shares (i.e., those converted from Class B ordinary shares)).

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

On January 3, 2024, the Sponsor voluntarily elected to convert 4,999,999 founders shares from Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with Article 17.2 of the Company’s amended and restated memorandum and articles of association, see also ’Class A ordinary shares’ above, leaving the sponsor with one sponsor-held founders share that is a Class B ordinary share.

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 3 - CAPITAL DEFICIENCY (continued):

b.	Preference shares

The Company is authorized to issue up to 5,000,000 preference shares of $0.0001 par value each. As of March 31, 2024, the Company has no preference shares issued and outstanding.

NOTE 4 - EARNING (LOSS) PER SHARE:

a.	Basic

As of March 31, 2024, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares.

Earnings or losses are shared pro rata (excluding the interest earned on marketable securities held in trust account) between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended March 31, 2024. Then, the accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

The calculation is as follows:

	Three months ended March 31,
	2024	2023
	U.S. dollars in thousands (Except share data)

Net income for the period	13	1,707
Less- interest earned on marketable securities held in trust account	(241)	(2,095)
Net loss excluding interest	(228)	(388)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(54)	(299)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	241	2,095
	187	1,796
Denominator:
Weighted average number of shares	1,864,987	20,000,000

Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.10	0.09

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(174)	(89)
	(174)	(89)
Denominator:
Weighted average number of shares	5,945,715	5,945,715

Basic and diluted loss per non-redeemable Class A and Class B ordinary shares	(0.03)	(0.01)

SPREE ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

NOTE 4 - EARNING (LOSS) PER SHARE (continued):

b.	Diluted

The Company had outstanding warrants to purchase up to 10,472,858 class A shares. The weighted average of such shares was excluded from diluted net loss per share calculation since the exercise of the warrants is contingent on the occurrence of future events. As of March 31, 2024, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

k.	Administrative services agreement

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

l.	Sponsor loan

On June 5, 2023, the Sponsor agreed to loan the Company, for deposit into the Trust Account on the 20th day of each month, for each month during the initial extension period (see Note 1e above), an amount equal to the lesser of $0.04 per public share that remains outstanding (and which was not redeemed in connection with the initial extension meeting), or $100,000. As 4,236,788 public shares remained outstanding following the initial extension meeting (for which an amount of $0.04 per public share would exceed $100,000), as of March 31, 2024, the Sponsor contributed $500,000.

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

On December 4, 2023, the Company has engaged Cohen & Company Capital Markets division (“CCM”), to act as its (i) capital markets advisor in connection with seeking an extension for completing a business combination and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities with respect to any sale transaction or a business combination in particular or other capital or debt raising transaction in connection with this sale transaction. The fee includes (i) an advisor fee in connection with the extension in an amount equal to $2,500,000 and (ii) a transaction fee of an amount equal to 5.0% of the sum of the gross proceeds raised or released from the Trust Account. All fees shall be payable simultaneously and conditioning the closing of a transaction. As of March 31, 2024, no liability has been recorded in relation to this engagement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the year ended, December 31, 2023, included in our 2023 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors” in our 2023 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in December 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies. In October 2022, we entered into the WHC Business Combination Agreement with WHC, but in August 2023, that agreement was terminated. We intend to effectuate our initial business combination using (i) any remaining cash proceeds from our initial public offering and the private placement of the private units, (ii) cash from a new financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, if necessary, and/or (iv) issuance of shares to the shareholders, members or other equity holders of a target company.

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

As indicated in the accompanying financial statements, at March 31, 2024 and December 31, 2023, we had $0 and $0, respectively, of cash, and approximately ($3,315,000) and ($3,087,000), respectively, of working capital (excluding cash in the trust account and deferred underwriting commission that may be owed by us). Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination (or, if necessary, a related capital-raise) will be successful.

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

Terminated Letter of Intent for Business Combination

On February 5, 2024, we executed a non-binding (other than with respect to certain provisions) letter of intent with a target company for a potential business combination. Upon execution of the letter of intent, the target company advanced to us $400,000, which we used for payment of various outstanding obligations to our service providers. On March 5, 2024, pursuant to its rights under the letter of intent, the target company unilaterally terminated the letter of intent for the potential business combination. As of March 31, 2024, the $400,000 amount advanced by the target company to us is recorded under other payables and accrued expenses on our balance sheet.

 Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities and preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. In particular, we have engaged in activities related to the WHC Business Combination Agreement and certain related agreements (which transaction was terminated in August 2023), and the potential business combination transaction for which we were party to a letter of intent in February 2024 (which letter of intent was subsequently terminated unilaterally by the target company in March 2024). Since March 2024, we have continued to search for, and have conducted due diligence related to, additional alternative initial business combination transactions, and accompanying financing arrangements. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate income in the form of interest income on funds held in our trust account after our initial public offering. There has not been a significant change in our financial or trading position, and no material adverse change has occurred, since the March 31, 2024 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in December 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company (including in respect of the now-terminated WHC Business Combination, the alternative business combination for which we were party to the now-terminated February 2024 letter of intent, and other potential alternative initial business combination transactions).

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

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $600,000, directors and officers liability insurance premiums of approximately $750,000 and underwriting commissions of $4,000,000 (but excluding a deferred underwriting fee of $9,000,000 that will be payable to the representative of the underwriters as a deferred underwriting fee at the time of (and subject to the consummation of) our initial business combination transaction), and after adding back $1,000,000 paid to us by the underwriter to reimburse certain of our expenses, and (ii) the sale of the private units for a purchase price of $9,457,150 in the aggregate, was $205,100,000. Of that amount, $204,000,000 (including $9,000,000 in potential deferred underwriting fees to be payable to the representative of the underwriters at the time of our initial business combination transaction) was deposited into a non-interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. As of March 31, 2024, we had approximately $20,689,000 of marketable securities held in that trust account. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining amount of approximately $1,100,000 from our initial public offering and private units financing was not transferred to the trust account and was deposited in our bank account. As of March 31, 2024, we had no remaining cash deposited in that bank account. As of March 31, 2024, we had an accumulated deficit of approximately $12,315,000.

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

Since our initial public offering, we have used the proceeds held outside of the trust account (of which no cash remained as of March 31, 2024) primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We have used funds held outside of the trust toward the performance of all of activities with respect to WHC in connection with the now-terminated WHC Business Combination Agreement, the business combination for which we were party to the now-terminated February 2024 letter of intent, and, subsequently, potential alternative initial business combination transactions.

In order to enable our company to continue to exist and not liquidate during the initial extension period, beginning after the initial extension meeting in June 2023, we agreed to fund monthly $100,000 extension period payments to the trust account on the 20th day of each calendar month. We made those payments for a total of five months (from June 2023 through October 2023) before ceasing those payments in November 2023 in connection with our preparation for the second extension meeting. For those initial extension period payments, we relied upon loans from our sponsor, which were represented by a promissory note, dated June 12, 2023, in an amount of up to $900,000, that we issued to the sponsor. The amount of that note represented the maximum aggregate amount of monthly extension period payments that we could have borrowed from the sponsor during the initial nine-month extension period. In the end, we borrowed only $500,000 for five monthly trust contributions prior to ceasing those contributions. As of December 31, 2023 and March 31, 2024, there was approximately $677,000 and $687,000 outstanding under sponsor loans (including the $500,000 due under the foregoing promissory note that was used for monthly extension period payments to the trust account).

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

If we are unable to complete an initial business combination, our required liquidation date (December 20, 2024, as approved at the second extension meeting) would be less than 12 months after the date of this Quarterly Report (subject to any further extension of the mandatory liquidation date of our company that we may obtain). That factor, together with our reliance on sponsor loans, among other factors, raise substantial doubt about our ability to continue as a going concern. Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in the opinion of our independent auditor on our audited financial statements, which appears in Item 15 of our 2023 Annual Report.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2024, we did not have any off-balance sheet arrangements as described in Item 303 of the SEC’s Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Deferred Underwriting Fee Obligation

As a result of an agreement that we entered into as part of our IPO, we are obligated to pay Stifel, Nicolaus & Company, Incorporated, the representative of the underwriters in our IPO, a deferred underwriting fee of $9,000,000, which represents 4.5% of the gross proceeds of our IPO, which is payable upon, and subject to, the consummation of our initial business combination transaction. While we may seek to have that fee reduced or eliminated in connection with our negotiation of, or entry into, an agreement for an initial business combination, there can be no guarantee that we will succeed at doing so.

Obligations Under Financial Services Agreement Related to Second Extension and Business Combination

In connection with the second extension meeting that we held in December 2023 at which the second extension was approved by our shareholders, we entered into a financial services agreement with J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“Cohen & Company”). Under that agreement, Cohen & Company agreed to serve as (i) our capital markets advisor in connection with seeking the second extension for completing a business combination and (ii) our placement agent for a private placement of equity, equity-linked, convertible and/or debt securities in connection with any de-SPAC transaction or other business combination with an unaffiliated third party target company (any such fund raising activity, a “financing transaction”).

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

We have also agreed to reimburse Cohen & Company and its affiliates for any reasonable and documented out-of-pocket expenses, plus any sales, use or similar taxes (including additions to such taxes, if any) on any such expenses. We have furthermore agreed to customary indemnification and/or contribution to Cohen & Company for any liability arising out of any actual or proposed business combination or financing transaction or our engagement of Cohen & Company. Such obligation of ours is subject to customary exclusions.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our “Certifying Officers”, the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024 our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in Part I, Item 1A, of our 2023 Annual Report. As of the date of this Quarterly Report, there have been no material changes to those risk factors.

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

Spree Acquisition Corp. 1 Limited

Date: July 18, 2024	/s/ Eran (Rani) Plaut
	Name:	Eran (Rani) Plaut
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 18, 2024	/s/ Shay Kronfeld
	Name:	Shay Kronfeld
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)